Form 10-Q
period 2014-09-30
MEDLEY MANAGEMENT INC.
filed 2014-11-13
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36638

Medley Management Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1130638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, 33rd Floor

New York, New York 10152

(Address of principal executive offices)(Zip Code)

(212) 759-0777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 12, 2014 was 6,000,000. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 12, 2014 was 100.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors” in our prospectus dated September 23, 2014 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2014 pursuant to Rule 424(b)(4) under the Securities Act available on the SEC’s website at www.sec.gov and which include, but are not limited to, the following:

•	difficult market and political conditions;

•	our funds are managed pursuant to advisory agreements that may be terminated and fund partnership agreements that permit fund investors to remove us as the general partner;

•	our ability to maintain our current fee structure;

•	a change of control of us could result in termination of our investment advisory agreements;

•	our ability to consummate or successfully integrate development opportunities, acquisitions or joint ventures;

•	we depend on third-party distribution sources to market our investment strategies;

•	challenges associated with an investment strategy focused primarily on privately held companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies;

•	our funds’ investee companies’ ability to incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

•	subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens and, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds;

•	if our funds’ debt investments are be subordinated to claims of other creditors or our funds are subject to lender liability claims;

•	our funds may not have the resources or ability to make additional investments in our investee companies;

•	economic recessions or downturns;

•	a covenant breach by our investee companies;

•	competition in the investment management business and the lending market;

•	dependence on leverage by certain of our funds and by our funds’ investee companies;

•	our funds’ investments in companies that are highly leveraged;

•	a lack of control the business operations of our investee companies;

•	uncertainty regarding the value of our funds’ investments;

•	requirements to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs;

ii

•	our funds’ risks relating to undiversified investments;

•	the ability of third-party investors in our private funds to satisfy their contractual obligation to fund capital calls when requested;

•	our funds’ disposition of investments at a disadvantageous time;

•	risks associated with hedging strategies;

•	our ability to raise capital from investors;

•	our dependence on retaining and attracting new senior management, senior investment professionals and other key personnel;

•	our failure to appropriately address conflicts of interest;

•	potential conflicts of interest that may arise between our Class A common stockholders and our fund investors;

•	investors in our funds willingness to commit new capital to our funds;

•	our ability to sustain rapid growth of our businesses;

•	risks associated with entering into new lines of business and expanding into new investment strategies, geographic markets and businesses;

•	extensive regulation our business;

•	failure to comply with, and changes to the regulatory regime of, “pay to play” regulations;

•	new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business;

•	the regulation of present and future BDCs for which we serve as investment adviser;

•	risks in using custodians, counterparties, administrators and other agents;

•	our ability to achieve steady earnings growth on a quarterly basis;

•	litigation risks;

•	employee misconduct, fraud and other deceptive practices or other misconduct;

•	our substantial indebtedness;

•	operating and financial restrictions imposed by our Senior Secured Credit Facilities;

•	operational risks;

•	our organizational structure and dependence upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends;

•	our control by our pre-IPO owners;

•	payments required under the tax receivable agreement;

•	costs and additional regulations and requirements as a result of becoming a public company; and

•	our ability to meet and maintain internal controls over financial reporting required under the Sarbanes-Oxley Act.

iii

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

____________________________

Medley Management Inc. was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. Pursuant to a reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with Medley Management Inc.’s initial public offering (“IPO”), Medley Management Inc. became a holding corporation and the sole managing member of Medley LLC, operating and controlling all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts its business.

____________________________

Unless the context suggests otherwise, references herein to the “Company,” “Medley,” “we,” “us” and “our” refer, (1) prior to the consummation of the Offering Transactions, to Medley LLC, Medley GP Holdings LLC and their combined and consolidated subsidiaries and, (2) after such Offering Transactions, to Medley Management Inc. and its consolidated subsidiaries.

The “existing owners” and “pre-IPO owners” refer to the senior professionals who were the owners of Medley LLC immediately prior to the Offering Transactions. The “Offering Transactions” refer to Medley Management Inc.’s purchase upon the consummation of its IPO of 6,000,000 newly-issued limited liability company units (the “LLC Units”) from Medley LLC, which correspondingly diluted the ownership interests of the pre-IPO owners in Medley LLC and resulted in Medley Management Inc.’s holding a number of LLC Units in Medley LLC equal to the number of shares of Class A common stock it issued in its IPO.

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or in certain cases a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to the three and nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013, Medley Opportunity Fund LP (“MOF I”) and Medley Opportunity Fund II LP (“MOF II”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation and Deconsolidation of Medley Funds”;

iv

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF I, MOF II and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our initial public offering and the related reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are generally equal to 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

•	“U.S. GAAP” refers to Generally Accepted Accounting Principles in the United States of America

v

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share amounts)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$101,494	$5,395
Investment, at fair value	10,226	10,173
Management fees receivable	13,599	8,921
Performance fees receivable	6,860	3,339
Other assets	7,770	5,308
Assets of Consolidated Funds:
Cash and cash equivalents	41,606	60,355
Investments, at fair value	553,836	412,218
Interest and dividends receivable	4,093	2,804
Other assets	3,334	436
Total assets	$742,818	$508,949
Liabilities and Equity
Loans payable	$119,177	$27,990
Accounts payable, accrued expenses and other liabilities	27,543	17,613
Performance fee compensation payable	17,022	16,225
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	4,310	1,160
Total liabilities	168,052	62,988
Commitments and contingencies (Note 8)
Equity
Class A Common Stock, $0.01 par value, 3,000,000,000
shares authorized; 6,000,000 shares issued and outstanding	60	-
Class B Common Stock, $0.01 par value, 1,000,000
shares authorized; 100 shares issued and outstanding	-	-
Additional paid-in-capital	(3,096)	-
Retained earnings	378	-
Total stockholder’s deficit, Medley Management Inc.	(2,658)	-
Non-controlling interests in Consolidated Funds	585,007	464,475
Non-controlling interests in consolidated subsidiaries	3,140	40
Non-controlling interests in Medley LLC	(10,723)	-
Medley LLC members' capital prior to reorganization	-	(18,554)
Total equity	574,766	445,961
Total liabilities and equity	$742,818	$508,949

See accompanying notes to unaudited consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Management fees	$17,013	$9,271	$43,466	$24,129
Performance fees	965	830	3,337	1,081
Other income and fees	2,787	1,328	7,183	3,347
Total revenues	20,765	11,429	53,986	28,557
Expenses
Compensation and benefits	5,677	3,498	15,010	10,062
Performance fee compensation	(921)	928	2,237	6,199
Consolidated Funds expenses	296	306	1,129	921
General, administrative and other expenses	3,458	3,160	12,821	9,034
Total expenses	8,510	7,892	31,197	26,216
Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,016)	(345)	(3,380)	(1,083)
Other income (expenses), net	(268)	3	(1,586)	(175)
Interest and other income of Consolidated Funds	15,356	13,495	45,890	37,398
Net realized gain (loss) on investments of Consolidated Funds	(499)	(5,486)	789	(18,065)
Net change in unrealized (depreciation) appreciation on investments of Consolidated Funds	(1,069)	2,535	(9,437)	(751)
Total other income, net	11,726	10,424	32,941	17,989
Income before income taxes	23,981	13,961	55,730	20,330
Provision for income taxes	923	462	2,174	1,138
Net income	23,058	13,499	53,556	19,192

Net income attributable to non-controlling interests in Consolidated Funds	9,933	6,183	22,902	5,831
Net income attributable to non-controlling interests in consolidated subsidiaries	612	-	2,172	-
Net income attributable to non-controlling interests in Medley LLC	12,135	$7,316	28,104	$13,361
Net income attributable to Medley Management Inc.	$378		$378

Net income per share attributable to stockholders of
Class A common stock of Medley Management Inc:
Basic (Note 10)	$0.05 (1)		$0.05 (1)
Diluted (Note 10)	$0.05 (1)		$0.05 (1)

Weighted average shares - Basic and Diluted	7,151,304		7,151,304

(1) Based on net income attributable to Medley Management Inc. from September 29, 2014 through September 30, 2014

See accompanying notes to unaudited consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Changes in Equity (unaudited)
(Dollars in thousands)

	Medley LLC and Medley GP Holdings LLC			Medley Management Inc.
	Members' Equity	Non-controlling Interest in Consolidated	Non-controlling Interest in Consolidated	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Non-controlling Interests in	Total
	(Deficit)	Subsidiaries	Funds	Shares	Dollars	Shares	Dollars	Capital	Earnings	Medley LLC	Equity
Balance at December 31, 2013	$(18,554)	$40	$464,475	-	$-	-	$-	$-	$-	$-	$445,961
Contributions	-	928	120,318	-	-	-	-	-	-	-	121,246
Distributions	(120,621)	-	(22,688)	-	-	-	-	-	-	-	(143,309)
Net income	26,753	2,055	22,902	-	-	-	-	-	-	-	51,710
Balance prior to September 29, 2014	(112,422)	3,023	585,007	-	-	-	-	-	-	-	475,608
Effects of Reorganization
and Offering	112,422	-	-	-	-	-	-	-	-	(112,422)	-
Balance at September 29, 2014	-	3,023	585,007	-	-	-	-	-	-	(112,422)	475,608
Net income subsequent to
September 29, 2014	-	117	-	-	-	-	-	-	378	1,351	1,846
Issuance of Class A shares in
Initial Public Offering, net of
underwriters discount	-	-	-	6,000,000	60	-	-	100,380	-	-	100,440
Issuance of Class B shares	-	-	-	-	-	100	-	-	-	-	-
Dilution assumed with initial
Publc Offering	-	-	-	-	-	-	-	(103,552)	-	103,552	-
Stock-based compensation	-	-	-	-	-	-	-	76	-	-	76
Initial Public Offering costs	-	-	-	-	-	-	-	-	-	(3,204)	(3,204)
Balance at September 30, 2014	$-	$3,140	$585,007	6,000,000	$60	100	$-	$(3,096)	$378	$(10,723)	$574,766

See accompanying notes to unaudited consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$53,556	$19,192
Adjustments to reconcile net income to net cash provide by (used in) operating activities:
Net change in unrealized appreciation on investments	(53)	(199)
Non-cash stock-based compensation	76	-
Depreciation and amortization	289	199
Provision for deferred taxes	318	9
Amortization of deferred financing costs	609	-
Accretion of debt discount	412	352
Operating adjustments related to Consolidated Funds:
Benefit from deferred taxes	(19)	(49)
Interest income paid-in-kind	(4,397)	(6,683)
Accretion of original issue discount	(1,209)	(1,058)
Net realized loss (gain) on investments	(789)	18,065
Net change in unrealized depreciation on investments	9,437	751
Changes in operating assets and liabilities:
Management and performance fees receivable	(8,199)	(3,749)
Other assets	(546)	(615)
Accounts payable, accrued expenses and other liabilities	9,785	1,662
Performance fee compensation liability	797	4,754
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	18,749	62,230
Cost of investments purchased	(282,696)	(71,513)
Proceeds from sales and repayments of investments	138,036	46,360
Other receivables and assets	(4,266)	(459)
Accounts payable, accrued expenses and other liabilities	3,247	864
Net cash (used in) provided by operating activities	(66,863)	70,113
Cash flows from investing activities
Purchases of property and equipment	(400)	(122)
Net cash used in investing activities	(400)	(122)
Cash flows from financing activities
Proceeds from issuance of debt obligations, net	123,900	3,000
Repayment of loans payable	(35,625)	-
Proceeds from Initial Public Offering	100,440
Initial Public Offering costs	(3,204)	-
Distributions to members	(117,193)	(18,384)
Debt issuance costs	(2,586)	-
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	120,318	69,299
Distributions to non-controlling interest holders	(22,688)	(120,624)
Net cash provided by (used in) financing activities	163,362	(66,709)
Net increase in cash and cash equivalents	96,099	3,282
Cash and cash equivalents, beginning of period	5,395	1,292
Cash and cash equivalents, end of period	$101,494	$4,574
Supplemental disclosure of non-cash financing activities
Non-cash debt	$2,500	$-
Transfer of membership interests to non-controlling interests in consolidated subsidiaries
	$928	$-

See accompanying notes to unaudited consolidated financial statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medley Management Inc. is an asset management firm offering yield solutions to retail and institutional investors. The Corporation’s national direct origination franchise is a premier provider of capital to the middle market in the U.S. The Corporation, through its consolidated subsidiary Medley LLC, provides investment management services to both permanent capital vehicles and long dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York and has an office in San Francisco.

Initial Public Offering of Medley Management Inc.

Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc. raised $100.4 million, net of underwriting discount, through the issuance of 6,000,000 shares of Class A common stock at an offering price of $18.00 per share. Medley Management Inc. used the offering proceeds to purchase 6,000,000 newly issued LLC Units (defined below) from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.

In connection with the IPO, Medley Management Inc. issued 100 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For as long as the pre-IPO members and then-current Medley LLC personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (defined below) (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder.

Medley LLC Reorganization

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries together with certain funds (individually “Consolidated Funds”, collectively, “Medley” or the “Company”). Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s prospectus, dated September 23, 2014, filed pursuant to Rule 424(b) of the Securities Act on September 25, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending December 31, 2014.

1.	ORGANIZATION AND BASIS OF PRESENTATION - (continued)

The Consolidated Funds have been consolidated in the accompanying financial statements for the periods presented in accordance with U.S. GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Fund’s results included herein have no direct effect on the net income attributable to members or on total equity. The economic ownership interests of the investors in the Consolidated Funds are reflected as ‘‘Non-controlling interests in Consolidated Funds’’, and as ‘‘Net income attributable to non-controlling interests in Consolidated Funds’’ in the accompanying consolidated financial statements.

Prior to the reorganization and IPO on September 29, 2014, all compensation for services rendered by senior Medley LLC professionals were reflected as distributions from members’ capital rather than as compensation expense. Subsequent to the reorganization and IPO, all guaranteed payments made to these senior professionals are recognized as compensation expense.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

In accordance with Accounting Standards Codification (‘‘ASC’’) 810 — Consolidation, the Company consolidates those entities where it has a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, the Company consolidates (a) entities that the Company concludes are variable interest entities (‘‘VIEs’’), for which the Company is deemed to be the primary beneficiary and (b) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.

An entity in which the Company holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both, and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation under the voting interest model.

For those entities that qualify as a VIE, the Company performs an analysis to determine if it is the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under Accounting Standards Update (‘‘ASU’’) 2010-10, the Company determines that it is the primary beneficiary only if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, the Company determines that it is the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. In making its assessment the Company takes into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether the Company should consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case by case basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

For those entities evaluated under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or through other means whereby the Company is the general partner and is presumed to have control. The Company would not consolidate an entity in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the entity or remove the general partner (‘‘kick-out-rights”) or the granting of substantive participating rights.

Consolidated Variable Interest Entities

Medley Management Inc. is the sole managing member of Medley LLC and, as such, it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC, conducts its business. Under ASC 810, Medley LLC meets the definition of a variable interest entity because the equity of Medley LLC is not sufficient to permit activites without additonal subordinated financial support. Since Medley Management Inc. has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interest in Medley LLC was 20.5% and 79.5%, respectively, as of September 30, 2014. Net income attributable to the non-controlling interest in Medley LLC on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interest in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of September 30, 2014 and December 31, 2013, total assets of this VIE reflected in the consolidated balance sheets of Medley LLC, which is also a consolidated VIE, were $17.4 million and $11.9 million, respectively. Total liabilities, after eliminating entries, of this VIE were $20.5 million and $16.1 million as of September 30, 2014 and December 31, 2013, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on committed capital, invested capital or a derivation thereof, or net asset value (‘‘NAV’’) and a performance fee based upon the investment returns in excess of a stated hurdle rate. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that the funds were not VIEs. However, as the general partner, and due to the lack of substantive kick out or participating of the limited partners, these funds have been consolidated under the voting interest model in accordance with ASC 810-20, ‘‘Control of Partnerships and Similar Entities.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Non-Consolidated Variable Interest Entities

Beginning in November 2006, Medley held a variable interest in an investment fund which was formed under the laws of the Cayman Islands and organized to make investments in a diversified portfolio of corporate and asset-based investments. The equity holders (as a group) lack the direct and indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity. As such, this entity is considered to be a VIE. Medley has a variable interest in the fund through an investment management agreement pursuant to which Medley manages the investment activities of the fund, receives an annual base management fee and is entitled to receive an incentive fee, subject to the underlying financial performance of the investment fund. The Company does not consolidate this entity as Medley is not deemed to be its primary beneficiary. Medley determined that it was not the primary beneficiary as it does not absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or have majority control of the entity. Medley considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met.

Since inception through December 31, 2012, the annual base management fee was equal to 2.0% of the fund’s net assets. Effective January 1, 2013 the annual base management fee was reduced to 1.25% of the fund’s net assets. On January 1, 2014, the base management fee was further reduced to 0.75% of the fund’s net assets. The annual incentive fee was equal to 20% of the net profits of the fund, subject to a high water mark and was paid annually, if applicable. Effective January 1, 2010, this fund ceased accepting new investors into the fund and also ceased making new investments. Since that time, this fund has been realizing or exiting its investment and returning capital back to its investors. Accordingly, the annual base management fee has been declining and is expected to continue to decline. During fiscal 2012, the fund’s financial performance declined and the incentive fee calculation fell below the high water mark. For the three months ended September 30, 2014 and 2013, Medley received fees of $0.3 million and $0.7 million, respectively from this non-consolidated VIE. Fees received during the nine months ended September 30, 2014 and 2013 were $1.0 million and $2.9 million, respectively. As of September 30, 2014 and December 31, 2013, there were no assets recognized in the Company’s consolidated balance sheets related to the non-consolidated VIE and Medley had no exposure to losses from the entity.

Seed Investments

Medley accounts for seed investments through the application of the voting interest under ASC 810-10-25-1 through 25-14 and would consolidate a seed investment when the investment advisor holds a controlling interest, in general, 50% or more of the equity in such investment. For seed investments for which Medley does not hold a controlling interest, Medley would account for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value. Medley’s investment in Sierra Income Corporation (“SIC”) amounted to $10.2 million at each of the periods ended September 30, 2014 and December 31, 2013, and is included as a component of investments, at fair value, on the Company’s consolidated balance sheets.

Basis of Accounting

Management has determined that the Company’s Consolidated Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP requires that investments held by an investment company be recorded at fair value and any unrealized appreciation (depreciation) in an investment’s fair value be recognized on a current basis in the consolidated statements of operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under U.S. GAAP. As such, all of the investments held by the Consolidated Funds are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest income and interest expense of the Consolidated Funds are included in interest of Consolidated Funds in the Company’s consolidated statements of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Concentrations of Credit Risk

In the normal course of business, the Company encounters significant credit and market risk. Credit risk is the risk of default on investments in debt securities, loans and derivatives that result from a borrower’s or derivative counterparty’s inability or unwillingness to make required or expected payments. Credit risk is increased in situations where the Company is investing in distressed assets or unsecured or subordinate loans or in securities that are a material part of its respective business. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors.

The Company may make investments outside of the United States. These non-U.S. investments are subject to the same risks associated with U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing the investments, potentially adverse tax consequences, and the burden of complying with a wide variety of foreign laws.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management’s estimates are based on historical experience and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates also require management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Indemnification

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has not experienced any prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

Non-Controlling Interests in Consolidated Subsidiaries

Non-controlling interests in consolidated funds and subsidiaries represent the component of equity in such consolidated entities held by third party investors. These interests are adjusted for general partner allocations and, for funds, by subscriptions and redemptions that occur during the reporting period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Class A Earnings per Share

The Company computes basic earnings per share attributable to Medley Management Inc.’s Class A common stockholders by dividing income attributable to Medley Management Inc. by the weighted-average common shares outstanding, including participating securities outstanding during the period. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. Participating securities consist of the Company’s unvested restricted stock units that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in its basic and diluted calculations.

Investments

Investments include (a) an equity method investment that is not consolidated but in which the Company exerts significant influence, and (b) investments held by the Consolidated Funds. Medley measures the fair value of its equity method investments that does not have a readily determinable fair value at net asset value or market value. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investee is reflected as a component of other income (expenses), net in the consolidated statements of operations.

The Consolidated Funds reflect their investments at fair value with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on investments of Consolidated Funds in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Fair Value Measurements

The Consolidated Funds apply fair value accounting to all of its financial instruments in accordance with ASC 820 — Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Consolidated Funds have categorized their financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Consolidated Funds’ own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weights the use of third-party broker quotes, if any, in determining fair value based on the Company’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company based upon inputs by third-party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Consolidated Funds use third-party valuation firms to assist in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Consolidated Funds use a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Consolidated Funds’ loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Consolidated Funds use a waterfall analysis that takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure. To estimate the enterprise value of the portfolio company, some or all of the traditional market valuation methods and factors are weighed based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third-party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, the Company may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. The Company may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

A multi-step valuation process is undertaken each quarter when valuing portfolio investments for which market quotations are not readily available, as described below:

•	The quarterly valuation process begins with each portfolio investment being initially valued by the Company’s internal valuation team;

•	An independent valuation firm engaged by the Consolidated Funds prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms; and

•	Preliminary valuation conclusions are then documented and discussed with senior management.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Consolidated Funds’ investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Revenues

Management Fees

Medley provides investment management services to both public and private investment vehicles. Management fees include both base management fees, other management fees, and Part I incentive fees, as described below.

Base management fees are calculated based on either (a) the average or ending gross assets balance for the relevant period, (b) limited partners’ capital commitments to the funds, (c) invested capital, or (d) the net asset value of certain funds. For the private funds, Medley receives base management fees during a specified period of time, which is generally ten years from the initial closing date. However, such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of the investment management agreement, management fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the portfolio companies of the Consolidated Funds, as well as, separately managed accounts. These fees are recognized when the Medley becomes entitled to such fees.

Certain management agreements also provide for Medley to receive Part I incentive fee revenue derived from net interest income (excluding gains and losses) above a hurdle rate. These fees are not subject to repayment, clawbacks or netting against realized losses. Depending upon the contracted terms of the investment management agreement, Part I incentive fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three and nine months ended September 30, 2014, the Company reversed $0.3 million of previously recognized performance fees on both a standalone and consolidated basis. The Company did not reverse any previously recognized performance fees during the three and nine months ended September 30, 2013. Cumulative performance fees recognized through September 30, 2014 were $24.0 million.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2014, Medley had not received any distribution of performance fees. As such, no amounts have been accrued for clawback obligations in the accompanying consolidated financial statements.

Other Income and Fees

Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective agreement. These fees are recognized as revenue in the period administrative services are rendered.

Included in other income and fees are reimbursements received by Medley from SIC under an investment advisory agreement. Expenses incurred by Medley under this agreement are recorded within general, administrative, and other expenses in the consolidated statements of operations. For additional information on these reimbursements, refer to Note 9.

Performance Fee Compensation

Medley has issued profit interests in certain subsidiaries to selected employees. These profit-sharing arrangements are accounted for under ASC 710, Compensation — General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the consolidated statements of operations as an increase or decrease to performance fee compensation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2014 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest on a straight-line basis over the requisite service period is included within compensation and benefits on the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Prior to the Company’s reorganization and IPO, no provision was made for U.S. federal income taxes in the accompanying consolidated financial statements since the Company was a group of pass-through entities for U.S. income tax purposes and its profits and losses are allocated to the partners who are individually responsible for reporting such amounts. A provision for income taxes was made for certain entities that were subject to New York City unincorporated tax.

Following the IPO, Medley LLC and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes. Medley Management Inc. is subject to U.S. corporate federal, state and local income taxes that are reflected in the Company’s consolidated financial statements.

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to uncertain tax positions in provision for income taxes within the consolidated statements of operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued guidance to clarify the characteristics of an investment company and to provide guidance for assessing whether an entity is an investment company. Consistent with existing guidance for investment companies, all investments are to be measured at fair value including non-controlling ownership interests in other investment companies. There are no changes to the current requirements relating to the retention of specialized accounting in the consolidated financial statements of a non-investment company parent. The guidance is effective for interim and annual periods beginning after December 15, 2013 and early application is prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, that this ASU will have on its consolidated financial statements.

3.	INVESTMENTS

The composition of investments is as follows:

	September 30, 2014 (unaudited)	December 31, 2013
	(Dollars in thousands)
Equity method investment, at fair value	$10,226	$10,173
Investments of Consolidated Funds, at fair value	553,836	412,218
Total Investments	$564,062	$422,391

Equity Method Investment, at Fair Value

Medley measures its equity method investment in SIC at net asset value or at market value. Total unrealized appreciation (depreciation) recorded for the Company’s equity method investment is included in other income (expenses), net and amounted to $0.01 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the unrealized appreciation (depreciation) was (0.03) million and 0.01 million, respectively.

3.	INVESTMENTS – (continued)

Investments in Consolidated Funds

The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds.

	Investments of Consolidated Funds
	Fair Value		Percentage
	September 30, 2014 (unaudited)	December 31, 2013	September 30, 2014 (unaudited)	December 31, 2013
	(Dollars in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automobile	$39,808	$-	7.2%	0.0%
Banking	28,423	28,853	5.1%	7.0%
Business Services	19,445	14,370	3.5%	3.5%
Chemicals, Plastics and Rubber	21,215	-	3.8%	0.0%
Consumer Goods	16,510	16,871	3.0%	4.1%
Container and Packaging	24,846	7,000	4.5%	1.7%
Financial Services	30,622	20,806	5.5%	5.0%
Healthcare, Wellness and Education	33,353	18,575	6.0%	4.5%
Insurance	8,115	6,456	1.5%	1.6%
Manufacturing	30,750	1,847	5.5%	0.4%
Media and Entertainment Services	20,572	33,815	3.7%	8.2%
Medical Transcription Services	30,331	14,235	5.5%	3.4%
Oil and Gas/Energy	35,199	31,168	6.4%	7.6%
Personal and Nondurable Consumer Products	31,956	44,040	5.8%	10.7%
Personal Services	15,741	14,000	2.8%	3.4%
Real Estate	90,625	44,674	16.4%	10.8%
Retail and Commercial Kitchen Appliances	13,130	13,000	2.4%	3.2%
Structured Finance Securities	-	49,326	0.0%	12.0%
Vehicle Service Contracts	-	17,110	0.0%	4.2%
Other	635	799	0.1%	0.2%
Total Senior Secured Loans and Notes, North America (cost of $532,874 and $394,479, respectively)	$491,276	$376,945	88.7%	91.5%
South America:
Senior secured loans and notes:
Energy	$1,582	$2,922	0.3%	0.7%
Financial Services	1,226	2,314	0.2%	0.6%
Total Senior Secured Loans and Notes, South America (cost of $13,049 and $12,932, respectively)	$2,808	$5,236	0.5%	1.3%
Asia:
Real Estate (cost of $1,373 and $1,373, respectively)	$1,376	$1,376	0.2%	0.3%

3.	INVESTMENTS – (continued)

	Investments of Consolidated Funds
	Fair Value		Percentage
	September 30, 2014 (unaudited)	December 31, 2013	September 30, 2014 (unaudited)	December 31, 2013
	(Dollars in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Equity interests in limited liability companies:
Banking	$6,462	$3,646	1.2%	0.9%
Healthcare Education	260	-	0.0%	0.0%
Oil and Gas	3,983	565	0.7%	0.1%
Packaging/Manufacturing	403	2,896	0.1%	0.7%
Real Estate	24,889	10,549	4.5%	2.6%
Telecommunications	790	968	0.1%	0.2%
Total Equity Interest in Limited Liability Companies (cost of $27,751 and $16,904, respectively)	$36,787	$18,624	6.6%	4.5%
Common Stock (cost of $8,874 and $8,755, respectively)	$1,054	$2,038	0.2%	0.5%
Preferred Stock (cost of $10,187 and $10,444, respectively)	446	362	0.1%	0.1%
Warrants:
Container and Packaging	165	-	0.0%	0.0%
Healthcare and Wellness	5,167	1,115	0.9%	0.3%
Medical Transcription Services	422	15	0.1%	0.0%
Oil and Gas	2,730	-	0.5%	0.0%
Real Estate	1,920	540	0.4%	0.1%
Retail and Commercial Kitchen Appliances	1,347	1,318	0.2%	0.3%
Structured Finance Securities	7,405	2,639	1.4%	0.6%
Vehicle Service Contracts	-	588	0.0%	0.2%
Total Warrants (cost of $3,342 and $1,484, respectively)	19,156	6,215	3.5%	1.5%
Total Equity Securities (cost of $22,403 and $20,683, respectively)	$20,656	$8,615	3.8%	2.1%
Collectibles (cost of $1,385)	$933	$1,422	0.2%	0.3%
Total Investments of Consolidated Funds (cost of $598,835 and $447,756, respectively)	$553,836	$412,218	100.0%	100%

4.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The fair value hierarchy consists of the following tiers:

Level I — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II — Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level III — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities.

Fair Value Measurement on a Recurring Basis

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

In addition to using the above inputs in investment valuations, the Company continues to employ a valuation policy that is consistent with ASC 820 (Note 2). Consistent with the Company’s valuation policy, management evaluates the source of inputs, including any markets in which the investments are trading, in determining fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

The Company’s equity method investment is valued based on its proportionate share of the net assets of the underlying fund. The terms of the investments generally preclude the ability to redeem the investment. Distributions from this investment will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

4. FAIR VALUE MEASUREMENTS  – (continued)

The following tables present the fair value measurements of investments, by major class according to the fair value hierarchy:

	As of September 30, 2014 (Unaudited)
	Level I	Level II	Level III	Total
	(Dollars in thousands)
Assets
Senior secured loans and notes	$—	$—	$494,084	$494,084
Equity interests in LLCs	—	—	36,787	36,787
Equity securities	97	53	20,506	20,656
Investments in tangible assets	—	—	2,309	2,309
Equity method investment	—	—	10,226	10,226
Total	$97	$53	$563,912	$564,062

	As of December 31, 2013
	Level I	Level II	Level III	Total
	(Dollars in thousands)
Assets
Senior secured loans and notes	$—	$—	$382,181	$382,181
Equity interests in LLCs	—	—	18,624	18,624
Equity securities	105	95	8,415	8,615
Investments in tangible assets	—	—	2,798	2,798
Equity method investment	—	—	10,173	10,173
Total	$105	$95	$422,191	$422,391

4.	FAIR VALUE MEASUREMENTS – (continued)

The following tables provide a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments and the Company’s investment in their equity method investee:

	Financial Assets at September 30, 2014 (unaudited)
	Investments of Consolidated Funds
	Senior Secured Loans and Notes	Equity Interests in LLCs	Equity Securities	Investment in Tangible Assets	Equity Method Investment	Total
	(Dollars in thousands)
Balance, beginning of year	$382,181	$18,624	$8,415	$2,798	$10,173	$422,191
Amortization	1,209	-	-	-	-	1,209
Paid in-kind interest income	4,362	35	-	-	-	4,397
Purchases	269,654	10,805	2,237	-	-	282,696
Sales and settlements	(137,416)	-	(620)	-	-	(138,036)
Realized and unrealized appreciation (depreciation), net	(25,906)	7,323	10,474	(489)	53	(8,545)
Balance, end of period	$494,084	$36,787	$20,506	$2,309	$10,226	$563,912
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(26,716)	$7,323	$10,495	$(489)	$53	$(9,334)

	Financial Assets at December 31, 2013
	Investments of Consolidated Funds
	Senior Secured Loans and Notes	Equity Interests in LLCs	Equity Securities	Investment in Tangible Assets	Equity Method Investment	Total
	(Dollars in thousands)
Balance, beginning of year	$308,040	$14,790	$11,912	$5,160	$9,929	$349,831
Amortization	1,438	-	-	-	-	1,438
Paid in-kind interest income	9,500	-	-	-	-	9,500
Purchases	170,914	2,727	391	-	-	174,032
Sales and settlements	(89,599)	(105)	(2,865)	(800)	-	(93,369)
Realized and unrealized appreciation (depreciation), net	(18,112)	1,212	(1,023)	(1,562)	244	(19,241)
Balance, end of year	$382,181	$18,624	$8,415	$2,798	$10,173	$422,191
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(15,751)	$2,739	$(972)	$(2,361)	$244	$(16,101)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level III of the fair value hierarchy are reported as transfers in or out of the Level III category as of the beginning of the quarter in which the reclassifications occur.

There were no transfers between any levels in the fair value hierarchy during the nine months ended September 30, 2014 and the year ended December 31, 2013.

4.	FAIR VALUE MEASUREMENTS – (continued)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs and the Company’s investment in their equity method investee as of September 30, 2014 and December 31, 2013:

Assets	Fair Value at September 30, 2014	Valuation Technique(s)	Unobservable input	Range				Weighted
	(unaudited)			Minimum		Maximum		Average
	(dollars in thousands)
Senior Secured Loans	$388,239	Income Approach (DCF)	Market yield	10.0%		15.6%		12.5%
and notes	47,639	Recent Arms-length transaction	Recent Arms-length transaction	10.0%		13.5%		10.7%
	20,715	Income Approach	Discount rate	14.3%		18%		16.5%
	9,606	Market Approach (Guideline comparable)	EBITDA multiple	5.25	x	6.0	x	5.63	x
	4,841	Enterprise valuation analysis	EBITDA multiple	6.0	x	7.0	x	6.5	x
	8,950	Market Approach (Guideline comparable)	Rev Multiple	0.32	x	0.48	x	0.40	x
			EBITDA multiple	4.0	x	4.4	x	4.2	x
	193	Negotiated sales proceeds	Expected Sales Approach	$4,000,000		$4,000,000		$4,000,000
	412	Current Value	LTM Revenue multiple	0.3	x	0.6	x	0.5	x
	4,009	Sales comparison approach	Price per acre	$8,000		$41,000		$24,500
			Price per square foot	$12,000,000		12,000,000		12,000,000
			Price per room	$43,200		$71,429		$57,315
			Price per unit	$155,734		$228,009		$191,872
	1,200	Market Approach	Unsolicited Offer Price	$12,000,000		$12,000,000		$12,000,000
	1,514	Guideline Comparable	LTM EBITDA multiple	3.8	x	5.5	x	5.0	x
			LTM Revenue multiple	0.5	x	0.8	x	0.6	x
			CFY Revenue multiple	0.2	x	0.2	x	0.2	x
	4,776	DCF	Discount rate	12.0%		35.0%		19.7%
	145	Liquidation Approach	Asset coverage	$1,445,312		$1,445,312		$1,445,312
	1,845	Enterprise valuation analysis	Liquidation Proceeds	N/A		N/A		N/A
Equity Interests in LLCs	6,462	Market Approach (Guideline comparable)	Investment Portfolio Multiple	1.05	x	1.15	x	1.10	x
	4,646	Market Approach (Guideline comparable)	EBITDA multiple	5.0	x	8.3	x	5.3	x
	566	Income Approach (DCF)	Market yield	N/A		N/A		N/A
	14,323	Income Approach (DCF)	Discount rate	14.3%		22.0%		22.0%
	10,000	Recent arms-length transactions	Recent arms-length transactions	N/A		N/A		N/A
	790	Income Approach (DCF)	Discount rate	36%		44%		40%
			Capitalization rate	7.0%		8.0%		7.5%
Equity Securities	11,586	Market Approach (Guideline comparable)	EBITDA multiple	4.3	x	8.0	x	5.3	x
	7,405	Option Model	Tangible Book Value	1.1	x	1.6	x	1.35	x
			Volatility	40.0%		60.0%		50.0%
	165	Option Model	N/A	N/A		N/A		N/A
	194	Guideline Comparable	LTM EBITDARD multiple	5.0	x	5.5	x	5.3	x
	292	Current Value	NTM revenue multiple	0.3	x	0.6	x	0.5	x
	418	DCF	Discount rate	17.0%		44.0%		32.4%
			Capitalization rate	7%		8.0%		7.5%
	446	Guideline Comparable	LTM EBITDA multiple	5.0	x	5.5	x	5.3	x
			LTM Revenue multiple	0.5	x	0.8	x	0.6	x
Tangible Assets	933	Market Approach	Appraisal of assets	$500,000		$2,200,000		$1,350,000
	1,376	Sales Comparison Approach	Price per square meter	1,144		1,144		1,144
Equity Method Investment	10,226	Net Asset Value of Underlying Fund	N/A	N/A		N/A		N/A
	$563,912

4.	FAIR VALUE MEASUREMENTS – (continued)

Assets	Fair Value at December 31,	Valuation Technique(s)	Unobservable input	Range				Weighted
	2013			Minimum		Maximum		Average
	(dollars in thousands)
Senior Secured Loans	$386	Sales Comparison Approach	Price per ton	$0.25		$1.00		$0.63
	1,487	Market Approach	Price per acre	$8,750		$42,396		$25,573
	2,169	Market Approach	Price per room	$32,038		$71,429		$51,734
			Price per unit	$152,507		$417,016		$284,762
			Discount-lack of	25.0%		35.0%		30.0%
			marketability
	7,362	Income Approach (DCF)	Discount rate	12.0%		17.4%		14.7%
	349,635	Income Approach (DCF)	Market yield	9.0%		20.2%		13.7%
	14,370	Market Approach (Guideline	EBITDA multiple	6.0	x	6.0	x	6.0	x
		Comparable)
	1,871	Enterprise valuation analysis	Liquidation proceeds	$205.8	M	$205.8	M	$205.8	M
	25	Income Approach (DCF)	Market yield	14.2%		14.2%		14.2%
	335	Current Value	LTM Revenue multiple	1.50	x	1.75	x	1.63	x
	412	Guideline Comparable	Forward EBITDA multiple	3.75	x	3.75	x	3.75	x
	1,109	Guideline Comparable	LTM EBITDA multiple	5.25	x	5.25	x	5.25	x
		Guideline Comparable	LTM Revenue multiple	0.6	x	0.6	x	0.6	x
	1,000	Cost Approach	Expected proceeds	$10,000,000		$10,000,000		$10,000,000
	1,609	Liquidation Approach	Asset coverage	$16,095,312		$16,095,312		$16,095,312
Equity Interests in LLCs	2,313	Income Approach (DCF)	Discount rate	16.5%		16.5%		16.5%
		Income Approach (DCF)	Long term growth rate	1.5%		1.5%		1.5%
	3,646	Market Approach (Guideline Comparable)	Investment portfolio multiple	1.0	x	1.0	x	1.0	x
	11,698	Cost approach	N/A	N/A		N/A		N/A
	968	Backsolve Methodology	N/A	N/A		N/A		N/A
Equity Securities	411	Income Approach (DCF)	Discount rate	12%		50%		15.9%
	154	Market Approach (Guideline	LTM EBITDA multiple	11.5	x	11.5	x	11.5	x
		Comparable)	LTM revenue multiple	1.5	x	1.5	x	1.5	x
	964	Market Approach (Current	Revenue multiple	1.6	x	1.6	x	1.6	x
		Value)
		Market Approach (Current Value)	Price per ton	$148		$148		$148
	720	Income Approach (DCF)	Discount rate	30%		30%		30%
	362	Guideline Comparable	LTM revenue multiple	5.3	x	5.3	x	5.3	x
	3,561	Market Approach (Guideline Comparable)	EBITDA multiple	3.5	x	7.5	x	6.1	x
	2,639	Option Model	Volatility	47.9%		47.9%		47.9%
	15	Cost Approach	N/A	N/A		N/A		N/A
Tangible Assets	1,421	Market Approach	Appraisal of assets	$100,000		$3,700,000		$1,900,000
	1,376	Sales Comparison Approach	Price per square meter	6,716		6,716		6,716
Equity method	10,173	Net Asset Value of Underlying Fund	N/A	N/A		N/A		N/A
investment
	$422,191

4.	FAIR VALUE MEASUREMENTS – (continued)

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in senior secured loans include discount due to lack of marketability, discount rate, market yield, earnings before interest, tax, depreciation and amortization (“EBITDA”) and revenue multiples, expected proceeds, and asset coverage. Significant increases or decreases in discount rates, market yields, EBITDA multiples in isolation would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity interests in LLCs include discount rates, long term growth rates, and portfolio multiples. Significant increases or decreases in discount rates, growth rates and portfolio multiples would result in lower or higher fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity securities include revenue, EBITDA and revenue multiples, price per ton, expected proceeds, discount rates, and stock price valuation. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in tangible assets include price per ton, price per acre, price per room, price per unit appraisals and price per square foot. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

5.	OTHER ASSETS

The components of other assets are as follows:

	September 30, 2014 (unaudited)	December 31, 2013
Other Assets of Medley:	(Dollars in thousands)
Property and equipment, net of accumulated depreciation of $1,391 and $1,351, respectively	$1,358	$1,247
Security deposits	1,218	1,218
Administrative fees receivable (Note 9)	1,099	1,640
Deferred tax assets	363	634
Deferred financing costs, net	2,314	337
Due from affiliates (Note 9)	187	224
Prepaid expenses	565	-
Other	666	8
Total other assets of Medley	7,770	5,308
Other Assets of Consolidated Funds
Restricted cash	3,000	-
Other receivables	335	436
Total other assets of Consolidated Funds	3,335	436
Total other assets	$11,105	$5,744

Depreciation and amortization expense was $0.1 million for each of the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 depreciation and amortization expense was $0.3 million and $0.2 million, respectively.

Restricted cash of Consolidated Funds consists of $3.0 million held as collateral against an irrevocable standby letter of credit required by a third party lender to one of the fund’s investments.

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013
	(Dollars in thousands)
Credit Suisse Term Loan Facility:
Term loans, net of unamortized discount of $1,066	$108,934	$-
CNB credit agreement:
Term loan	-	15,000
Revolving credit facility	-	3,000
Co-invest term loan	-	2,000
Non-recourse promissory notes, net of unamortixed discount of	10,243	7,990
$2,632 and $3,010, respectively
Total Loans payable	$119,177	$27,990

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (“Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which will mature on June 15, 2019. The proceeds from the term loans amounting to $108.9 million after a $1.1 million issuer discount, together with cash on hand, were used to: (1) pay off the existing loan under the CNB Credit Agreement in the amount of $33.2 million, (2) pay fees and expenses incurred in connection with this financing in the amount of $2.6 million, of which $2.4 million have been deferred, and (3) pay a distribution to Medley LLC’s members in the amount of $74.5 million. In connection with this financing the Company terminated its pre-existing credit agreement with City National Bank.

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate (with a “floor” of 1.0%) or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.0% as of September 30, 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of September 30, 2014, an outstanding borrowing under this facility was $108.9 million, which is reflected net of unamortized discount of $1.1 million. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $1.0 million for the three and nine months ended September 30, 2014.

6.	LOANS PAYABLE – (continued)

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 15). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under Credit Agreement as of September 30, 2014.

In October 2014, the Company voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment is being applied against the upcoming quarterly installments that are due commencing on March 31, 2015.

CNB Credit Agreement

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”), under which it borrowed $15 million in a term loan, $2 million in a co-invest term loan and $3 million under a revolving credit facility. In March 2014, the Company amended the Credit Agreement to increase the term loan to $30 million. The proceeds from these loans were primarily used to purchase membership interests from former Medley members.

In connection with the execution of the Term Loan Facility amounts outstanding under the Credit Agreement were paid in full and the agreement was terminated.

On August 14, 2014, the Company entered into a new $15.0 million senior secured revolving credit facility with City National Bank (the ‘‘Revolving Credit Facility’’). The Company intends to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (a) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (b) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended September 30, 2014 there were no amounts drawn under the Revolving Credit Facility.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs originally amounting to $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.4 million for each of the three months periods ended September 30, 2014 and 2013 and $1.0 million for each of the nine months periods ended September 30, 2014 and 2013. The fair value of the outstanding balance of the notes was $10.3 million and $10.2 million as of September 30, 2014 and December 31, 2013, respectively.

In December 2013, the Company issued an unsecured promissory note in the amount of $1.0 million to a former Medley member in connection with the purchase of his membership interests. Interest on the note accrues at an annual rate of 0.25% and the note matures in December 2014.

6.	LOANS PAYABLE – (continued)

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016.

Principal payments, including the voluntary $15.0 million re-payment in October 2014, related to the loans payables are as follows (in thousands):

Remaining in 2014	$16,313
2015	1,250
2016	312
2017	2,875
2018	5,500
Thereafter	96,625
$122,875

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	September 30, 2014 (unaudited)	December 31, 2013
	(Dollars in thousands)
Accounts payable, accrued expenses and other liabilities of Medley:
Compensation and benefits	$7,611	$5,650
Due to affiliates (Note 9)	7,748	3,676
Revenue share payable (Note 8)	6,802	5,286
Deferred rent	520	794
Professional fees	1,452	647
Deferred tax liabilities	505	391
Accounts payable	1,336	625
Accrued expenses	1,569	544
Accounts payable, accrued expenses and other liabilities of Medley	27,543	17,613
Accounts payable, accrued expenses and other liabilities of Consolidated Funds	4,310	1,160
Total accounts payable, accrued expenses and other liabilities	$31,853	$18,773

8.	COMMITMENTS AND CONTINGENCIES

Medley leases office space in New York and San Francisco under non-cancelable lease agreements that expire at various times through December 2020. Rent expense was $0.6 million for each of the three months ended September 30, 2014 and 2013 and $1.9 million for each of the nine months ended September 30, 2014 and 2013.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining 2014	$621
2015	2,454
2016	784
2017	452
2018	457
Thereafter	931
Total future minimum lease payments	$5,699

Capital Commitments to Funds

As of September 30, 2014 and December 31, 2013, the Company had aggregate unfunded commitments of $0.5 million and $1.5 million, respectively, from Consolidated Funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. At September 30, 2014 and December 31, 2013, the obligation amounted to $6.8 million and $5.3 million, respectively and is recorded as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as revenue share payable. The change in the estimated cash flows for this obligation is recorded in other income (expenses), net on the consolidated statements of operations.

9.	RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of a) the end of the SIC offering period or b) such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. Effective June 2, 2014, Medley is no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold. The SIC IAA also requires SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of a) the end of the SIC offering period, which is currently scheduled to terminate in April 2015, or b) Medley has been repaid in full.

9.	RELATED PARTY TRANSACTIONS – (continued)

During the nine months ended September 30, 2014 and 2013, Medley incurred O&O Expenses of $1.5 million and $0.9 million, respectively, and $0.5 million during the three months ended September 30, 2013, which were recorded within general, administrative, and other expenses in the consolidated statements of operations. Medley did not incur any O&O Expenses during the three months ended September 30, 2014. Reimbursements of O&O are recorded in other income and fees on the consolidated statements of operations and were $1.5 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013 such reimbursements were $3.7 million and $0.9 million, respectively.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until December 31, 2014, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three months ended September 30, 2014 and 2013, Medley recorded $0.8 million and $1.3 million, respectively, for ESA expenses under this agreement. ESA expenses incurred during the nine months ended September 30, 2014 and 2013 were $4.3 million and $2.7 million, respectively. The ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. Medley recorded a liability of $6.0 million and $3.4 million as of September 30, 2014 and December 31, 2013, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other income and fees on the consolidated statement of operations. During the three months ended September 30, 2014 and 2013, the Company recorded $1.0 million and $0.7 million, respectively, of revenue related to the MCC Admin Agreement. Revenue related to the MCC Admin agreement was $2.7 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had $1.0 million and $0.7 million, respectively, of administrative fees receivable under the MCC Admin Agreement, which are included in other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other income and fees on the consolidated statement of operations. For the three months ended September 30, 2014 and 2013, the Company recorded $0.4 million and $0.2 million, respectively, of revenue related to the SIC Admin Agreement. Administrative fee revenue of $0.9 million and $0.4 million were recorded for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had $0.1 million and $1.0 million, respectively, of fees receivable under the SIC Admin Agreement, which are included in other assets on the consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS – (continued)

Promissory Notes

In December 2013, the Company purchased the membership interests of a former Medley member. In connection with the purchase, the Company issued a $1.0 million unsecured promissory note to the former member. The note bears interest at an annual rate of 0.25% and matures in December 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly principal payments of $312,500, and matures in March 2016.

Exchange Agreement

Prior to the completion of the IPO, the Medley LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Tax Receivable Agreement

Medley Management Inc. entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of increases in tax basis of tangible and intangible assets of Medley LLC from the future exchange of LLC Units for shares of Class A common stock, as well as certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. As of September 30, 2014, there were no transactions under this agreement.

10.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30,
Basic and diluted net income per share:	(unaudited)	2014
Numerator
	(dollars in thousands, except per share amounts)
Net income attributable to Medley Management Inc.	$378	$378
Less: Distributed net income available to participating securities (1)	-	-
Less: Undistributed net income available to participating securities (1)	(61)	(61)
Net income available to common shareholders	$317	$317
Denominator
Weighted average shares of Class A shares outstanding	7,151,304	7,151,304
Less: weighted average of participating securities (1)	(1,151,304)	(1,151,304)
Weighted average Class A common shares outstanding	6,000,000	6,000,000
Basic earnings per share	$0.05	$0.05

Weighted average shares of Class A shares outstanding	6,000,000	6,000,000
Add: dilutive effects of conversion of LLC Units (2)	-	-
Weighted average dilutive shares outstanding	6,000,000	6,000,000
Diluted earnings per share	$0.05	$0.05

(1)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO
(2)	Excludes the assumed conversion of 23,333,333 LLC units to Class A shares as the impact would be antidilutive

11.	INCOME TAXES

As of September 30, 2014 and December 31, 2013 the company had total deferred tax assets of $0.4 million and $0.7 million, respectively, which consists primarily of temporary differences relating to accrued compensation and other accrued expenses. Total deferred tax liabilities were $0.5 million for each of the periods ended September 30, 2014 and December 31, 2013 respectively, which consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The components of the provision for income taxes are presented in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals, and depreciation.

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
Current	(in thousands)
Federal	$109	$-	$109	$-
State and local	537	553	1,748	1,205
Total current provision	646	553	1,857	1,205
Deferred
Federal	19	-	19	-
State and local	258	(91)	298	(67)
Total deferred provision	277	(91)	317	(67)
Provision for income taxes	$923	$462	$2,174	$1,138

11.	INCOME TAXES – (continued)

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the three and nine months ended September 30, 2014 the Company was only subject to Federal taxes for a two day period on pre-tax income attributable to Medley Management Inc.

A reconciliation of the federal statutory tax rate to the effective tax rates for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Income allocated to non-controlling interests	(33.0)%	(34.0)%	(33.0)%	(34.0)%
State and local corporate income taxes	0.5%	0.0%	0.5%	0.0%
Partnership unincorporated tax	2.8%	2.9%	2.8%	2.9%
Permanent differences	(0.5)%	0.4%	1.3%	2.7%
Effective tax rate	3.8%	3.3%	5.6%	5.6%

Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2010 and, presently, has no open examinations for tax years before 2013.

12.	COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Prior to the Company’s reorganization and IPO, all payments made to the Medley LLC’s members were accounted for as distributions on the equity held by such members rather than as employee compensation. Subsequent to the Company’s reorganization and IPO, guaranteed payments and other benefits paid to Medley LLC’s members who are senior professionals will be accounted for as employee compensation.

Performance Fee Compensation

In October 2010, the Company granted shares of vested profits interests in certain subsidiaries to selected employees. These awards are viewed as a profit-sharing arrangement and are accounted for under ASC 710 which requires compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. The shares were vested at grant date, subject to a divestiture percentage based on percentage of service completed from the award grant date to the employee’s termination date. The Company adjusts the related liability quarterly based on changes in estimated cash flows for the profit interests.

In January 2014, the Company granted additional shares of profit interests in certain subsidiaries to selected employees. The shares were fully vested at grant date and were not subject to a divestiture percentage. For the three months ended September 30, 2014 and 2013, performance compensation expense was $(0.9) million and $1.0 million, respectively, and $2.2 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the total performance fee compensation liability for these awards was $17.0 million and $16.2 million, respectively.

12.	COMPENSATION EXPENSE – (continued)

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders The Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000 of which all or any portion may be issued as shares of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests. As of September 30, 2014, there were 3.4 million awards available to be granted under the Plan.

In connection with the Company’s IPO on September 29, 2014, the Company granted 1,141,667 RSUs under the Plan to its employees. The RSUs vest over a five year period with one-third of the RSUs vesting on the third anniversary of the date of grant and one-third on the fourth anniversary and one-third on the fifth anniversary. In addition, the Company granted 9,722 RSUs to its independent directors which vest over a twelve month period. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of the RSUs was determined to be the fair value of the underlying shares on the date of grant and aggregated to $15.5 million. This total fair value, which was adjusted for anticipated forfeitures of up to 8% per annum, will be charged to compensation expense on a straight-line basis over the vesting period. For each of the three and nine months ended September 30, 2014, stock-based compensation was $0.1 million. During each of the three and nine months ended September 30, 2014 there were 1,600 RSUs forfeited.

As of September 30, 2014 there were approximately 859,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. Unamortized compensation cost related to unvested RSUs at September 30, 2014 was $15.4 million and is expected to be recognized over a period of 5 years. None of the restricted stock units were vested or exercisable at September 30, 2014.

13.	MARKET AND OTHER RISK FACTORS

Due to the nature of the Consolidated Funds’ investment strategy, their portfolio of investments has significant market and credit risk. As a result, the Company is subject to market and other risk factors, including, but not limited to the following:

Market Risk

The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions that are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.

Credit Risk

There are no restrictions on the credit quality of the investments the Company intends to make. Investments may be deemed by nationally recognized rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Some investments may have low-quality ratings or be unrated. Lower rated and unrated investments have major risk exposure to adverse conditions and are considered to be predominantly speculative. Generally, such investments offer a higher return potential than higher rated investments, but involve greater volatility of price and greater risk of loss of income and principal.

13.	MARKET AND OTHER RISK FACTORS – (continued)

In general, the ratings of nationally recognized rating organizations represent the opinions of agencies as to the quality of the securities they rate. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the relevant securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events. The Company may use these ratings as initial criteria for the selection of portfolio assets for the Company but is not required to utilize them.

Limited Liquidity of Investments

The Company intends to invest in investments that may not be readily marketable. Illiquid investments may trade at a discount from comparable, more liquid investments and, at times there may be no market at all for such investments. Subordinate investments may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market or the small size of the issue (relative to issues of comparable interests). As a result, the Company may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value.

Counterparty Risk

Some of the markets in which the Company may effect its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, unlike members of exchange-based markets. This exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Company to suffer loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties.

13.	MARKET AND OTHER RISK FACTORS – (continued)

Currency Risk

The Company may invest in financial instruments and enter into transactions denominated in currencies other than its functional currency. Although the Company may seek to hedge currency exposure through financial instruments, the Company may still be exposed to risks that the exchange rate of its currency relative to other foreign currencies may change in a manner that has an adverse effect on the value of that portion of the Company’s assets or liabilities denominated in currencies other than the functional currency.

The Company may enter into derivative contracts to manage the risk associated with foreign currency exchange fluctuations on its non-U.S. dollar denominated holdings.

14.	SEGMENT REPORTING

The Company’s business is currently comprised of only one reportable segment, the investment management segment, and substantially all Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles and long-dated private funds and separately managed accounts. The Company conducts its investment management business in the United States, where substantially all of its revenues are generated.

In addition to analyzing the Company’s results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds. Core Net Income and Core EBITDA are income measures that are used by management to assess the performance of its business.

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of the business through the removal of non-core items, as well as other non-recurring expenses. It is calculated by adjusting standalone net income attributable to members of Medley to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs and stock-based compensation associated with RSUs that were granted in connection with the Company’s IPO.

Core Earnings before interest, income taxes, depreciation and amortization (Core EBITDA). Core EBITDA is calculated as Core Net Income before interest expense, income taxes and depreciation.

14.	SEGMENT REPORTING – (continued)

The following presents the standalone financial results of the Company’s unaudited operating results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
	(in thousands)
Revenues
Management fees	$17,616	$13,875	$47,516	$34,315
Performance fees	3,395	(37)	11,471	2,826
Other income and fees	2,787	1,328	7,183	3,347
Total revenues	23,798	15,166	66,170	40,488
Expenses
Compensation and benefits	5,677	3,498	15,010	10,062
Performance fee compensation	(921)	928	2,237	6,199
General, administrative and other expenses	3,458	3,160	12,821	9,034
Total expenses	8,214	7,586	30,068	25,295
Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,016)	(345)	(3,380)	(1,083)
Other income (expenses), net	(87)	77	(1,707)	(936)
Total other expense, net	(1,881)	(46)	(4,422)	(1,354)
Income before income taxes	$13,703	$7,534	$31,680	$13,839
Provision for income taxes	578	218	1,026	478
Net income	13,125	7,316	30,654	13,361
Net income attributable to non-controlling interests in consolidated subsidiaries	612	-	2,172	-
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$12,513	$7,316	$28,482	$13,361
Reimbursable fund startup expenses (1)	1,195	1,226	4,591	2,603
Severance expense (1)	-	6	(5)	725
IPO date award stock-based compensation (1)	74	-	74	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(1,069)	(1,311)	(3,284)	(3,680)
Core Net Income	$12,713	$7,237	$29,858	$13,009
Interest expense	2,016	345	3,380	1,083
Income taxes	584	179	1,067	390
Depreciation and amortization	103	66	289	276
Core EBITDA	$15,416	$7,827	$34,594	$14,758

(1)	Presented net of income taxes.

(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from member’s capital.

14.	SEGMENT REPORTING – (continued)

The following tables reconcile the Company’s segment results to its consolidated results for the three months ended September 30, 2014 and 2013:

	For the three Months Ended September 30, 2014 (unaudited)
	Standalone	Consolidation adjustments and reconciling items		Consolidated Results
	(in thousands)
Revenues	$23,798	$(3,033)	(1)	$20,765
Expenses	8,214	296	(2)	8,510
Other income (expense), net	(1,881)	13,607	(3)	11,726
Income taxes	578	345	(4)	923
Net income attributable to non-controlling interests in subsidiaries	612	-		612
Net income attributable to non-controlling interest in Consolidated Funds	-	9,933		9,933
Net income attributable to non-controlling interests in Medley LLC	12,135	-		12,135
Net income attributed to Medley Management Inc.	378	-		378
Add: Net income attributable to non-controlling interests in Medley LLC	12,135	-		12,135
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	12,513	-		12,513
Reimbursable fund startup expenses	1,195	-		1,195
Severance expenses	-	-		-
IPO date award stock-based compensation	74			74
Adjustment for pre-IPO guaranteed payments to members	(1,069)			(1,069)
Core Net Income	$12,713	$-		$12,713

	For the three Months Ended September 30, 2013 (unaudited)
	Standalone	Consolidation adjustments and reconciling items		Consolidated Results
	(in thousands)
Revenues	$15,166	$(3,737)	(1)	$11,429
Expenses	7,586	306	(2)	7,892
Other income (expense)	(46)	10,470	(3)	10,424
Income taxes	218	244	(4)	462
Net income attributable to non-controlling interest in Consolidated Funds	-	6,183		6,183
Net income attributable to non-controlling interests in Medley LLC	7,316	-		7,316
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	7,316	-		7,316
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	7,316	-		7,316
Reimbursable fund startup expenses	1,226	-		1,226
Severance expenses	6	-		6
Adjustment for pre-IPO guaranteed payments to members	(1,311)			(1,311)
Core Net Income	$7,237	$-		$7,237

14.	SEGMENT REPORTING – (continued)

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the three months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$603	$4,604
MOF II Performance fees eliminated in consolidation	2,430	(867)
Total segment revenue	$3,033	$3,737

(2)	The adjustment and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the three months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Consolidated Funds Expenses	$296	$306
Total segment expenses	$296	$306

(3)	The other income adjustment and reconciling items primarily represents net interest income and net investment income from Consolidated Funds. For the three months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Interest and other income of Consolidated Funds	$15,356	$13,495
Net realized loss on investment of Consolidated Funds	(499)	(5,486)
Net change in unrealized (depreciation) appreciation on investments of Consolidated Funds	(1,069)	2,535
Elimination of equity income from Consolidated Funds	(181)	(74)
Total segment other income (expense), net	$13,607	$10,470

(4)	The unaudited provision for income taxes adjustment and reconciling items represents income taxes from Consolidated Funds.

	2014	2013
	(in thousands)
Consolidated Funds provision for taxes	$345	$244
Total segment provision for taxes	$345	$244

14.	SEGMENT REPORTING – (continued)

The following tables reconcile the Company’s segment results to its consolidated results for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30, 2014 (unaudited)
	Standalone	Consolidation adjustments and reconciling items		Consolidated Results
	(in thousands)
Revenues	$66,170	$(12,184)	(1)	$53,986
Expenses	30,068	1,129	(2)	31,197
Other income (expense), net	(4,422)	37,363	(3)	32,941
Income taxes	1,026	1,148	(4)	2,174
Net income attributable to non-controlling interests in subsidiaries	2,172	-		2,172
Net income attributable to non-controlling interest in Consolidated Funds	-	22,902		22,902
Net income attributable to non-controlling interests in Medley LLC	28,104	-		28,104
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	378	-		378
Add: Net income attributable to non-controlling interests in Medley LLC	28,104	-		28,104
Net income attributed to Medley Management Inc. and Medley LLC	28,482	-		28,482
Reimbursable fund startup expenses	4,591	-		4,591
Severance expenses	(5)	-		(5)
IPO date award stock-based compensation	74	-		74
Adjustment for pre-IPO guaranteed payments to members	(3,284)			(3,284)
Core Net Income	$29,858	$-		$29,858

	For the Nine Months Ended September 30, 2013 (unaudited)
	Standalone	Consolidation adjustments and reconciling items		Consolidated Results
	(in thousands)
Revenues	$40,488	$(11,931)	(1)	$28,557
Expenses	25,295	921	(2)	26,216
Other income (expense), net	(1,354)	19,343	(3)	17,989
Income taxes	478	660	(4)	1,138
Net income attributable to non-controlling interest in Consolidated Funds	-	5,831		5,831
Net income attributable to non-controlling interests in Medley LLC	13,361	-		13,361
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	13,361	-		13,361
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	13,361	-		13,361
Reimbursable fund startup expenses	2,603	-		2,603
Severance expenses	725	-		725
Adjustment for pre-IPO guaranteed payments to members	(3,680)			(3,680)
Core Net Income	$13,009	$-		$13,009

14.	SEGMENT REPORTING – (continued)

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the nine months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$4,050	$10,186
MOF II Performance fees eliminated in consolidation	8,134	1,745
Total segment revenue	$12,184	$11,931

(2)	The adjustment and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the nine months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Consolidated Funds Expenses	$1,129	$921
Total segment expenses	$1,129	$921

(3)	The other income adjustment and reconciling items primarily represents net interest income and net investment income from Consolidated Funds. For the three months ended September 30, 2014 and 2013 such unaudited adjustments and reconciling items were as follows:

	2014	2013
	(in thousands)
Interest and other income of Consolidated Funds	$45,890	$37,398
Net realized gain (loss) on investments of Consolidated Funds	789	(18,065)
Net change in unrealized depreciation on investments of Consolidated Funds	(9,437)	(751)
Elimination of equity from Consolidated Funds	121	761
Total segment other income (expense), net	$37,363	$19,343

(5)	The unaudited provision for income taxes adjustment and reconciling items represents income taxes from Consolidated Funds.

	2014	2013
	(in thousands)
Consolidated Funds provision for taxes	$1,148	$660
Total segment provision for taxes	$1,148	$660

15.	CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of September 30, 2014 and December 31, 2013 and results from operations for the three and nine months ended September 30, 2014 and 2013. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	Three Months Ended September 30, 2014 (unaudited)
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Dollars in thousands)
Revenues:
Management fees	$17,616	$-	$(603)	$17,013
Performance fees	3,395	-	(2,430)	965
Other income and fees	2,787	-	-	2,787
Total revenues	23,798	-	(3,033)	20,765
Expenses:
Compensation and benefits	5,677	-	-	5,677
Performance fee compensation	(921)	-	-	(921)
Consolidated Funds expenses	-	899	(603)	296
General, administrative and other expenses	3,458	-	-	3,458
Total operating expenses	8,214	899	(603)	8,510
Other income (expense):
Dividend income	222	-	-	222
Interest expense	(2,016)	-	-	(2,016)
Other expense, net	(87)	-	(181)	(268)
Interest and other income of Consolidated Funds	-	15,356	-	15,356
Net realized loss on investments of Consolidated Funds	-	(499)	-	(499)
Net change in unrealized depreciation on investments of Consolidated Funds	-	(1,069)	-	(1,069)
Total other income (expense)	(1,881)	13,788	(181)	11,726
Income before income taxes	13,703	12,889	(2,611)	23,981
Provision for income taxes	578	345	-	923
Net income	13,125	12,544	(2,611)	23,058
Net income attributable to non-controlling interests in Consolidated Funds	-	-	9,933	9,933
Net income attributable to non-controlling interests in subsidiaries	612	-	-	612
Net income attributable to non-controlling interests in Medley LLC	12,135	-	-	12,135
Net income attributable to Medley Management Inc.	$378	$12,544	$(12,544)	$378

15.	CONSOLIDATING SCHEDULES – (continued)

	Nine Months Ended September 30, 2014 (unaudited)
	Standalone	Consolidated Funds	Eliminations	Consolidated
		(Dollars in thousands)
Revenues:
Management fees	$47,516	$-	$(4,050)	$43,466
Performance fees	11,471	-	(8,134)	3,337
Other income and fees	7,183	-	-	7,183
Total revenues	66,170	-	(12,184)	53,986
Expenses:
Compensation and benefits	15,010	-	-	15,010
Performance fee compensation	2,237	-	-	2,237
Consolidated Funds expenses	-	5,179	(4,050)	1,129
General, administrative and other expenses	12,821	-	-	12,821
Total operating expenses	30,068	5,179	(4,050)	31,197
Other income (expense):
Dividend income	665	-	-	665
Interest expense	(3,380)	-	-	(3,380)
Other income (expense)	(1,707)	-	121	(1,586)
Interest and other income of Consolidated Funds	-	45,890	-	45,890
Net realized gain on investments of Consolidated Funds	-	789	-	789
Net change in unrealized depreciation on investments of Consolidated Funds	-	(9,437)	-	(9,437)
Total other income (expense)	(4,422)	37,242	121	32,941
Income before income taxes	31,680	32,063	(8,013)	55,730
Provision for income taxes	1,026	1,148	-	2,174
Net income	30,654	30,915	(8,013)	53,556
Net income attributable to non-controlling interests in Consolidated Funds	-	-	22,902	22,902
Net income attributable to non-controlling interests in subsidiaries	2,172	-	-	2,172
Net income attributable to non-controlling interests in Medley LLC	28,104	-	-	28,104
Net income attributable to Medley Management Inc.	$378	$30,915	$(30,915)	$378

15.	CONSOLIDATING SCHEDULES – (continued)

	Three Months Ended September 30, 2013 (unaudited)
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Dollars in thousands)
Revenues:
Management fees	$13,875	$-	$(4,604)	$9,271
Performance fees	(37)	-	867	830
Other income and fees	1,328	-	-	1,328
Total revenues	15,166	-	(3,737)	11,429
Expenses:
Compensation and benefits	3,498	-	-	3,498
Performance fee compensation	928	-	-	928
Consolidated Funds expenses	-	4,910	(4,604)	306
General, administrative and other expenses	3,160	-	-	3,160
Total operating expenses	7,586	4,910	(4,604)	7,892
Other income (expense):
Dividend income	222	-	-	222
Interest expense	(345)	-	-	(345)
Other income (expense)	77	-	(74)	3
Interest and other income of Consolidated Funds	-	13,495	-	13,495
Net realized loss on investments of Consolidated Funds	-	(5,486)	-	(5,486)
Net change in unrealized appreciation on investments of Consolidated Funds	-	2,535	-	2,535
Total other income (expense)	(46)	10,544	(74)	10,424
Income before income taxes	7,534	5,634	793	13,961
Provision for income taxes	218	244	-	462
Net income	7,316	5,390	793	13,499
Net income attributable to non-controlling interests in Consolidated Funds	-		6,183	6,183
Net income attributable to Medley LLC	$7,316	$5,390	$(5,390)	$7,316

15.	CONSOLIDATING SCHEDULES – (continued)

	Nine Months Ended September 30, 2013 (unaudited)
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Dollars in thousands)

Revenues:
Management fees	$34,315	$-	$(10,186)	$24,129
Performance fees	2,826	-	(1,745)	1,081
Other income and fees	3,347	-	-	3,347
Total revenues	40,488	-	(11,931)	28,557
Expenses:
Compensation and benefits	10,062	-	-	10,062
Performance fee compensation	6,199	-	-	6,199
Consolidated Funds expenses	-	11,107	(10,186)	921
General, administrative and other expenses	9,034	-	-	9,034
Total operating expenses	25,295	11,107	(10,186)	26,216
Other income (expense):
Dividend income	665	-	-	665
Interest expense	(1,083)	-	-	(1,083)
Other income (expense)	(936)	-	761	(175)
Interest and other income of Consolidated Funds	-	37,398	-	37,398
Net realized loss on investments of Consolidated Funds	-	(18,065)		(18,065)
Net change in unrealized depreciation on investments of Consolidated Funds	-	(751)	-	(751)
Total other income (expense)	(1,354)	18,582	761	17,989
Income before income taxes	13,839	7,475	(984)	20,330
Provision for income taxes	478	660	-	1,138
Net income	13,361	6,815	(984)	19,192
Net income attributable to non-controlling interests in Consolidated Funds	-	-	5,831	5,831
Net income attributable to Medley LLC	$13,361	$6,815	$(6,815)	$13,361

15.	CONSOLIDATING SCHEDULES – (continued)

	As of September 30, 2014 (unaudited)
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$101,494	$-	$-	$101,494
Investment, at fair value	24,695	-	(14,469)	10,226
Management fees receivable	13,599	-	-	13,599
Performance fees receivable	6,860	-	-	6,860
Other assets	7,770	-	-	7,770
Assets of Consolidated Funds:
Cash and cash equivalents	-	41,606	-	41,606
Investments, at fair value	-	553,836	-	553,836
Interest and dividends receivable	-	4,093	-	4,093
Other assets	-	4,251	(917)	3,334
Total assets	$154,418	$603,786	$(15,386)	$742,818
Liabilities and equity
Loans payable	$119,177	$-	$-	$119,177
Accounts payable, accrued expenses and other liabilities	28,460	-	(917)	27,543
Performance fee compensation payable	17,022	-	-	17,022
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	4,310	-	4,310
Total liabilities	164,659	4,310	(917)	168,052
Commitments and contingencies
Stockholders' Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Additional paid-in-capital	(3,096)	-	-	(3,096)
Retained earnings	378	-	-	378
Total stockholders' equity, Medley Management Inc.	(2,658)	-	-	(2,658)
Non-controlling interests in Consolidated Funds	-	-	585,007	585,007
Non-controlling interests in consolidated subsidiaries	3,140	-	-	3,140
Non-controlling interests in Medley LLC	(10,723)	-	-	(10,723)
Members' equity of consolidated funds	-	599,476	(599,476)	-
Total (deficit) equity	(10,241)	599,476	(14,469)	574,766
Total liabilities and equity	$154,418	$603,786	$(15,386)	$742,818

15.	CONSOLIDATING SCHEDULES – (continued)

	As of December 31, 2013
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Cash and cash equivalents	$5,395	$—	$—	$5,395
Investment, at fair value	21,443	—	(11,270)	10,173
Management fees receivable	8,921	—	—	8,921
Performance fees receivable	3,339	—	—	3,339
Other assets	4,216	—	1,092	5,308
Assets of Consolidated Funds:
Cash and cash equivalents	—	60,355	—	60,355
Investments, at fair value	—	412,218	—	412,218
Interest and dividends receivable	—	2,804	—	2,804
Other assets	—	1,565	(1,129)	436
Total assets	$43,314	$476,942	$(11,307)	$508,949
Liabilities and equity
Loans payable	$27,990	$—	$—	$27,990
Accounts payable, accrued expenses and other liabilities	17,613	—	—	17,613
Performance fee compensation payable	16,225	—	—	16,225
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	—	1,198	(38)	1,160
Total liabilities	61,828	1,198	(38)	62,988
Commitments and contingencies
Non-controlling interest in Consolidated	—	—	464,475	464,475
Funds
Non-controlling interests in consolidated subsidiaries	40	—	—	40
Members' (deficit) equity	(18,554)	475,744	(475,744)	(18,554)
Total equity	(18,514)	475,744	(11,269)	445,961
Total liabilities, non-controlling interests and equity	$43,314	$476,942	$(11,307)	$508,949

16. Subsequent Events

On November 10, 2014, the Company’s board of directors declared a quarterly dividend of $0.20 per share, for the fourth quarter 2014, payable on January 5, 2015 to shareholders of record as of the close of business on December 17, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this form 10-Q and our annual financial statements for the years ended December 31, 2013 and 2012 included in our prospectus, dated September 23, 2014, filed pursuant to Rule 424(b) of the Securities Act on September 25, 2014 (the “Prospectus”).

Overview

We are a rapidly growing asset management firm with approximately $3.6 billion of AUM as of September 30, 2014. We provide institutional and retail investors with yield-oriented investment products that pay periodic dividends or distributions that we believe offer attractive risk-adjusted returns. We focus on credit related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year to date AUM growth as of September 30, 2014 was 59% and our compounded annual growth rate of AUM from December 31, 2010 through September 30, 2014 was 41%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a combined AUM of $2.2 billion as of September 30, 2014.

•	Long-dated institutional funds and SMAs: MOF I, MOF II and SMAs, have a total AUM of $1.5 billion as of September 30, 2014.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 60% of our AUM as of September 30, 2014. We expect that AUM growth in MCC and SIC and the launch of new permanent capital vehicles will continue to increase the proportion of our AUM derived from permanent capital vehicles.

For the nine months ended September 30, 2014, 89% of our standalone revenues were generated from management fee income and performance fee income derived primarily from net interest income on senior secured loans.

Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate, which we believe positions our business well for rising interest rates.

Although we have a relatively short operating history, our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 75 employees, including over 40 investment, origination and credit management professionals, and over 35 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

We believe that our revenue is consistent and predictable due to our investment strategy and nature of our fees. The significant majority of our standalone revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are generally equal to 20% of net investment income, subject to a hurdle rate, and are also paid quarterly in cash.

We also earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are equal to 20% of total return above a hurdle rate. These performance fees are accrued quarterly and paid after return of all invested capital and an amount sufficient to achieve the hurdle rate of return.

The investment strategies in our permanent capital vehicles, long-dated private funds and SMAs are focused on generating net interest income from senior secured loans. Because we focus on capital preservation and generally originate senior secured loans that pay interest at a rate in excess of our hurdle rate, we believe our Part I incentive fees and performance fees are predictable and recurring.

We also receive incentive fees related to realized capital gains in our permanent capital vehicles that we refer to as Part II incentive fees. These incentive fees are typically equal to 20% of the net realized gain after achieving a hurdle rate and are paid annually. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses and benefits paid and payable to our employees as well as the performance fee compensation that is directly related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third party marketing expenses and other general operating items.

Reorganization and Initial Public Offering

Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its IPO of its Class A common stock. We raised $100.4 million, net of underwriting discount, through the issuance of 6,000,000 shares of Class A common stock at an offering price of $18.00 per share. The offering proceeds were used to purchase 6,000,000 newly issued LLC Units from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.

In connection with the IPO, Medley Management Inc. issued 100 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For so long the pre-IPO members and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder.

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units. The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of September 30, 2014, approximately 60% of our AUM was in permanent capital vehicles, which have unlimited duration, attractive total returns and strong growth. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

In general, the full year of 2013 and the first nine months of 2014 were characterized by economic recovery and increasing investor demand for yield products given historically low interest rates, which continued to drive corporate credit issuance to record levels in the United States. We have benefited from the demand for yield products and have grown our AUM over this period. Generally, private debt markets did not experience the same level of credit spread tightening seen in the broader markets, which has allowed us to continue to deliver strong total returns to investors and grow our AUM.

In addition to these macroeconomic trends and market factors, our future performance is dependent on our ability to attract new capital. We believe the following factors will influence our future performance:

•	The extent to which investors favor directly originated private credit investments. Our ability to attract additional capital is dependent on investors’ views of directly originated private credit investments relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance of directly originated private credit investment strategies for institutional investors; (2) increasing demand for directly originated private credit investments from retail investors; (3) recognition by the consultant channel, which serves endowment and pension fund investors, that directly originated private credit is an important component of asset allocation; (4) increasing demand from insurance companies seeking alternatives to investing in the liquid credit markets; and (5) de-leveraging of the global banking system, bank consolidation and increased bank regulatory requirements.

•	Our ability to generate strong, stable returns and retain investor capital throughout market cycles. The capital we are able to attract and retain drives the growth of our AUM, fee earning AUM and management fees we earn. We believe we are well positioned to capitalize on investment opportunities throughout market cycles given the majority of our AUM is in either permanent capital vehicles or long-dated private funds and SMAs.

•	Our ability to source investments with attractive risk-adjusted returns. Our ability to grow our revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised. We believe that the current economic environment provides attractive investment opportunities. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, size and the liquidity of these investment opportunities. A significant decrease in the quality or quantity of investment opportunities in the directly originated private credit market or a substantial increase in corporate default rates, an increase in competition from new entrants providing capital to the private debt market and a decrease in recovery rates of directly originated private credit could adversely affect our ability to source investments with attractive risk-adjusted returns.

•	The attractiveness of our product offering to investors. We believe defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies are increasing exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicles benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

•	The strength of our investment process, operating platform and client servicing capabilities. Following the most recent financial crisis, investors in alternative investments, including those managed by us, have heightened their focus on matters such as manager due diligence, reporting transparency and compliance infrastructure. Since inception, we have invested heavily in our investment monitoring systems, compliance and enterprise risk management systems to proactively address investor expectations and the evolving regulatory landscape. We believe these investments in operating infrastructure will continue to support our growth in AUM.

Consolidated Variable Interest Entities

As the sole managing member of Medley LLC, Medley Management Inc. operates and controls all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts our business. Under U.S. GAAP, Medley LLC meets the definition of a variable interest entity because the equity of Medley LLC is not sufficient to permit activities without additional subordinated financial support. Medley Management Inc. is the primary beneficiary of Medley LLC as a result of its 100% voting power and control over Medley LLC and as a result of its obligation to absorb losses and its right to receive benefits of Medley LLC that could potentially be significant to Medley LLC. Medley Management Inc. consolidates Medley LLC on its consolidated financial statements and records a non-controlling interest related to the LLC Units held by our pre-IPO owners on its consolidated balance sheets and statements of operations.

Consolidation and Deconsolidation of Medley Funds

We consolidate certain funds in our consolidated financial statements presented elsewhere in this Form 10-Q. These funds represented approximately 20% of our fee earning AUM as of September 30, 2014 and 20% of our management fees and 71% of our performance fees for the nine months ended September 30, 2014, on a standalone basis.

Under GAAP, we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliates and affiliated funds for which we are the general partner and are presumed to have control, and (b) entities that we concluded are Variable Interest Entities (‘‘VIEs’’), for which we are deemed to be the primary beneficiary. However, we are not required under GAAP to consolidate in our consolidated financial statements certain investment funds that we advise because such funds provide the limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-affiliated limited partners, which overcomes the presumption of control by us.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to our consolidated results or on our total controlling equity. The majority of the net economic ownership interests of our Consolidated Funds are reflected as non-controlling interests in Consolidated Funds on our consolidated financial statements.

Components of our Results of Operations

Management Fees. Management fees include both base management fees as well as Part I incentive fees. In our consolidated results, our base management fees attributable to our Consolidated Funds are eliminated in our consolidated results of operations.

•	Base Management Fees. Base management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital or (4) NAV. These fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund. Base management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability.

In addition, we also receive non-asset based management fees that may include special fees such as origination fees, transaction fees and similar fees paid to us in connection with portfolio investments of our funds. These fees are specific to particular transactions and the contractual terms of the portfolio investments, and are recognized when earned.

•	Part I Incentive Fees. We also include Part I incentive fees that we receive from our permanent capital vehicles in Management Fees due to their predictable and consistent nature. Part I incentive fees are paid quarterly, in cash, and are driven primarily by net interest income on senior secured loans. These fees are not subject to clawbacks or netting against realized losses, which would benefit us during a time of asset price distress, as we would continue to earn fees so long as the loans we invest in are paying current interest. Given we are primarily an asset manager of yield-oriented products and our incentive fees are primarily derived from spread income rather than trading or capital gains, we believe Part I incentive fees will continue to be consistent and predictable. In addition, we also carefully manage interest rate risk. We are generally positioned to benefit from a raising rate environment, which should benefit fees paid to us from our vehicles and funds.

MCC Part I incentive fees are equal to 20% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed ‘‘hurdle rate’’ of 2.00% per quarter, calculated on the prior quarter net asset value. No fee is earned until MCC’s net investment income exceeds the 2.00% hurdle rate. There is a ‘‘catch-up’’ provision that allocates to us all investment income above the hurdle rate but below a 2.50% return on the prior quarter net asset value. Thereafter, we receive 20% of MCC’s net investment income above a 2.50% return on the prior quarter net asset value. We believe MCC Part I incentive fees are predictable and are recurring in nature. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

SIC Part I incentive fees are equal to 20% of its net investment income (before SIC Part I incentive fees and SIC Part II incentive fees), subject to a fixed ‘‘hurdle rate’’ of 1.75% per quarter, calculated on the prior quarter net asset value. No fee is earned until SIC’s net investment income exceeds the 1.75% hurdle rate. There is a ‘‘catch-up’’ provision that allocates to us all investment income above the hurdle rate but below a 2.1875% return on the prior quarter net asset value. Thereafter, we receive 20% of SIC’s net investment income above a 2.1875% return on the prior quarter net assets value. We believe SIC Part I incentive fees are predictable and are recurring in nature. SIC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

Performance Fees. Our long-dated private funds and SMAs have industry standard carried interest performance fee structures and are typically 20% of the total return over an 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item. These fees are subject to clawbacks, and netted against unrealized and realized losses. However, similar to Part I incentive fees, the key driver of these fees are interest income on senior secured loans, which are generally held to maturity. As such, similar to Part I incentive fees, we believe there is a high degree of predictability associated with these fees as compared to performance fees associated with more volatile trading or private equity investment strategies.

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to "Risk Factors – Risks Related to Our Business and Industry" included in our Prospectus.

We may be liable to certain funds for previously realized performance fees if the fund's investment values decline, which vary from fund to fund, and in all cases each investment fund is considered separately in evaluating performance fees. If upon a liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees could be required to be returned. As of September 30, 2014 and December 31, 2013, we had not received any performance fee distributions, except for tax distributions related to our allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. If the funds were liquidated at their fair values at September 30, 2014 and December 31, 2013, there would have been no clawback obligation or liability. Additionally, if we assumed that all existing investments were valued at $0 at September 30, 2014, there would have been no clawback obligation or liability.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. At September 30, 2014 and December 31, 2013, on a consolidated basis, the amount of performance fees subject to reversal was approximately $6.9 million and $3.2 million, respectively. At September 30, 2014 and December 31, 2013, on a standalone basis, the amount of performance fees subject to reversal was approximately $24.0 million and $12.2 million, respectively. For the three and nine months ended September 30, 2014, we reversed $0.3 million of previously recognized performance fees on both a standalone and consolidated basis. We did not reverse any previously recognized performance fees during the three and nine months ended September 30, 2013.

•	Part II Incentive Fees. For our permanent capital vehicles, Part II incentive fees generally represent 20% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

Other Income and Fees. We provide administrative services to certain of our affiliated funds that are reported as other income and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to the fund. These fees are reported within total revenues in our consolidated financial statements included in this Form 10-Q.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See "Business - Fee Structure" section of our Prospectus. See "Critical Accounting Policies" and Note 2, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this Form 10-Q for additional information regarding the manner in which management fees, performance fees and other fees are generated.

Expenses

Compensation and Benefits. Compensation generally includes salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees and our directors. Compensation expenses relating to restricted stock units are measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Bonuses are accrued over the service period to which they relate.

Prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense.

Performance Fee Compensation. Performance fee compensation includes compensation directly related to performance fees, which generally consists of profits interests that we grant to our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profits interest granted and is calculated based upon the net present value of the projected performance fees. Payments to profits interest holders are payable when the performance fees are paid to Medley by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue. In certain cases, we may also record performance fee compensation in relation to severance. We have an obligation to pay our employees a portion of the performance fees earned from certain funds, including revenue from Consolidated Funds that is eliminated in consolidation.

Consolidated Funds Expenses. Consolidated Funds expenses consist primarily of costs incurred by our Consolidated Funds, including professional fees, research expenses, trustee fees and other costs associated with administering these funds. These expenses are generally attributable to the related funds’ limited partners and are allocated to non-controlling interests. As such, these expenses have no material impact on the net income attributable to Medley and its consolidated subsidiaries.

General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services, placement fees, SIC expenses and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in Consolidated Funds. Occupancy and equipment expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from three to seven years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease.

As a new public company, we will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional annual expenses related to these steps and, among other things, additional expense related to directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Other Income/Expense

Dividend Income. Dividend income consists of dividends associated with our equity method investment in SIC. Dividends are recognized on an accrual basis to the extent that such amounts are expected to be collected.

Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.

Other Income (Expenses), net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable and unrealized gains (losses) associated with our equity method investment.

Interest and Other Income of Consolidated Funds. Interest income of our Consolidated Funds relates to interest and dividend income generated from the underlying investments securities. Interest and other income are recognized on an accrual basis to the extent such amounts are expected to be collected. These sources of revenue are generally attributable to the related funds’ limited partners and are allocated to non-controlling interests. As such, these sources of revenue have no direct material impact on the net income attributable to Medley and its consolidated subsidiaries.

Net Realized Gain (Loss) on Investments of Consolidated Funds. Net realized gain (loss) on investments of Consolidated Funds consists of realized gains and losses arising from dispositions of investments held by our Consolidated Funds. Substantially all of the net investment gains (losses) of our Consolidated Funds are generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

Net Change in Unrealized (Depreciation) Appreciation on Investment of Consolidated Funds. Net change in unrealized (depreciation) appreciation on investments of Consolidated Funds reflects both unrealized gains and losses on investments from periodic changes in fair value of investments held by our Consolidated Funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments. The net change in unrealized (depreciation) appreciation on investment of Consolidated Funds is generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

Income Taxes. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to United States federal and state income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated tax. As a result of the reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of the Corporation’s earnings are not subject to corporate level taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent it is more likely than not that the deferred tax assets will not be recognized, a valuation allowance is provided to offset their benefit.

We recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest expense and penalties related to income tax matters are recognized as a component of interest expense and general and administrative expenses, respectively.

Non-Controlling Interests in Consolidated Funds. Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in entities that are consolidated in our consolidated financial statements.

Our private funds are closed-end funds, and accordingly do not permit investors to redeem their interests other than in limited circumstances that are beyond our control, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. In addition, separately managed accounts for a single investor may allow such investor to terminate the investment management agreement at the discretion of the investor pursuant to the terms of the applicable documents. We manage assets for MCC and SIC, both of which are business development companies (BDCs). The capital managed by MCC and SIC is permanently committed to these funds and cannot be redeemed by investors. MCC is a publicly traded entity on the New York Stock Exchange. Investors can trade shares in the secondary market through this platform.

Managing Business Performance

Standalone Financial Information

Under U.S. GAAP we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and (b) entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See "Critical Accounting Policies - Principles of Consolidation" and Note 2, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this is Form 10-Q. In order to make operating decisions, assess performance and allocate resources, management uses information derived from our consolidated balance sheets and statements of operations that have been adjusted to eliminate the consolidating effects of the Consolidated Funds, on our consolidated balance sheets and statements of operations, which we refer to as "standalone financial information" or information presented on a "standalone basis". Revenues from management fees, performance fees and investment income on a standalone basis are greater than those presented on a consolidated basis in accordance with GAAP because certain revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses on a standalone basis are lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the expenses of the Consolidated Funds.

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting standalone net income attributable to members of Medley to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs and amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO.

Core Earnings before interest, income taxes, depreciation and amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense as well as taxes, depreciation and amortization.

Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes that the following transactions had occurred at the beginning of each period presented: (1) the issuance of 6,000,000 shares of Class A common stock in connection with our IPO (2) conversion by the pre-IPO holders of 23,333,333 LLC Units for 23,333,333 shares of Class A common stock and (3) 1,151,389 restricted stock units granted on the date of our IPO, adjusted for actual forfeitures during the period.

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our standalone pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes we used an annualized effective corporate tax rate of 43.0%. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Standalone Performance Measures to Consolidated GAAP Financial Measures” elsewhere in this Form 10-Q.

These standalone financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Overview of Consolidated Results of Operations," which are prepared in accordance with U.S. GAAP. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see Note 14, "Segment Reporting," of our unaudited consolidated financial statements included in this Form 10-Q.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
	(Dollars in thousands, except AUM and per share data)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$12,513	$7,316	$28,482	$13,361

Standalone Data:
Core Net Income (1)	$12,713	$7,237	$29,858	$13,009
Core EBITDA	15,416	7,827	34,594	14,758
Core Net Income Per Share	$0.25	$0.14	$0.58	$0.25
Pro-Forma Weighted Average Shares Outstanding	30,484,637	30,484,722	30,484,693	30,484,722

Other Data (at period end, in millions):
AUM	$3,635	$2,265	$3,635	$2,265
Fee Earning AUM	3,036	1,829	3,036	1,829

(1)	Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from member’s capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions);

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the rollforward of AUM for the three months ended September 30, 2014.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs Total	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2014	$1,815	$1,503	$3,318	55%	45%
Commitments(1)	372	7	379
Capital reduction(2)	—	(26)	(26)
Distributions(3)	(30)	(25)	(55)
Change in fund value(4)	27	(8)	19
Ending balance, September 30, 2014	$2,184	$1,451	$3,635	60%	40%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $0.3 million, or 10%, to $3.6 billion as of September 30, 2014 compared to AUM as of June 30, 2014.

•	Our permanent capital vehicles increased AUM by $369.7 million, or 20%, primarily associated with new equity issuances and increased leverage capacity at both MCC and SIC during the period.

The table below provides the year-to-date rollforward of AUM as of September 30, 2014.

				% of AUM
		Long-dated			Long-dated
	Permanent	Private		Permanent	Private
	Capital	Funds and		Capital	Funds and
	Vehicles	SMAs	Total	Vehicles	SMAs
	(Dollars in millions)
Beginning balance, December 31, 2013	$1,279	$1,004	$2,283	56%	44%
Commitments(1)	910	557	1,467
Capital reduction (2)	—	(26)	(26)
Distributions(3)	(77)	(26)	(103)
Change in fund value(4)	72	(58)	14
Ending balance, September 30, 2014	$2,184	$1,451	$3,635	60%	40%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $1.4 billion, or 59%, to $3.6 billion as of September 30, 2014 compared to AUM as of December 31, 2013.

•	Our permanent capital vehicles increased AUM by $905.1 million, or 71%, primarily associated with new equity issuances and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $447.1 million, or 45%, primarily associated with new capital commitments from our SMAs, partly offset by changes in fund value.

During the fourth quarter of 2014, two brokerage firms, including one that has historically been a significant channel for new equity issuances by SIC, suspended sales of SIC and several other independently sponsored funds distributed through SC Distributors, the dealer-manager for SIC, due to SC Distributors’ affiliations with RCS Capital Corporation and American Realty Capital Properties Inc.  We are entirely independent of RCS Capital Corporation and American Realty Capital Properties Inc.  We are seeking the reversal of these suspensions by the brokerage firms.

Fee Earning AUM

Fee earning AUM refers to the AUM on which we directly earn base management fees. We view fee earning AUM as a metric to measure changes in the assets from which we earn management fees. Our fee earning AUM is the sum of all the individual fee earning assets of our funds that contribute directly to our management fees and generally equals the sum of:

•	for our permanent capital vehicles, the average or total gross asset value, including assets acquired with the proceeds of leverage (see ‘‘Fee earning AUM based on gross asset value’’ in the ‘‘Components of fee earning AUM’’ table below for the amount of this component of fee earning AUM as of each period);

•	for certain funds within the investment period in the long-dated private funds, the amount of limited partner capital commitments (see ‘‘Fee earning AUM based on capital commitments’’ in the ‘‘Components of fee earning AUM’’ table below for the amount of this component of fee earning AUM as of each period); and

•	for the aforementioned funds beyond the investment period, certain managed accounts within their investment period, the amount of limited partner invested capital or the NAV of the fund (see ‘‘Fee earning AUM based on invested capital or NAV’’ in the ‘‘Components of fee earning AUM’’ table below for the amount of this component of fee earning AUM as of each period).

Our calculations of fee earning AUM and AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculations of fee earning AUM and AUM may not be based on any definition of fee earning AUM or AUM that is set forth in the agreements governing the investment funds that we advise.

Components of Fee Earning AUM

	As of
	September 30,
	2014	2013
	(Dollars in millions)
Fee earning AUM based on gross asset value	$1,966	$888
Fee earning AUM based on capital commitments	—	581
Fee earning AUM based on invested capital or NAV	1,070	360
Total fee earning AUM	$3,036	$1,829

As of September 30, 2014, fee earning AUM based on gross asset value increased by $1,078.3 million, or 121%, compared to September 30, 2013. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of MCC and SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of September 30, 2014 fee earnings AUM based on capital commitments decreased by $581.0 million or 100%, compared to September 30, 2013. The decrease in fee earning AUM based on capital commitments was due to the transfer of MOF II from fee earning AUM based on capital commitments to fee earning AUM based on invested capital or NAV as of July 1, 2014.

As of September 30, 2014, fee earning AUM based on invested capital or NAV increased by $709.5 million, or 197%, compared to September 30, 2013. The increase in fee earning AUM based on gross asset value was due primarily to the transfer of MOF II from fee earning AUM based on capital commitments to fee earning AUM based on invested capital or NAV, as well as the increase in AUM of our SMAs that resulted from new capital commitments.

The table below provides the rollforward of Fee Earning AUM for the three months ended September 30, 2014.

				% of AUM
		Long-dated			Long-dated
	Permanent	Private		Permanent	Private
	Capital	Funds and		Capital	Funds and
	Vehicles	SMAs	Total	Vehicles	SMAs
	(Dollars in millions)
Beginning balance, June 30, 2014	$1,505	$946	$2,451	61%	39%
Commitments(1)	465	157	622
Capital reduction(2)	—	—	—
Distributions(3)	(29)	(26)	(55)
Change in fund value(4)	26	(8)	18
Ending balance, September 30, 2014	$1,967	$1,069	$3,036	65%	35%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $0.6 million, or 24%, to $3.0 billion during the three months ended September 30, 2014.

The table below provides the year-to-date rollforward of Fee Earning AUM.

				% of AUM
		Long-dated			Long-dated
	Permanent	Private		Permanent	Private
	Capital	Funds and		Capital	Funds and
	Vehicles	SMAs	Total	Vehicles	SMAs
	(Dollars in million)
Beginning balance, December 31, 2013	$1,072	$934	2,006	53%	47%
Commitments(1)	900	227	1,127
Capital reduction (2)	—	—	—
Distributions(3)	(76)	(39)	(115)
Change in fund value(4)	71	(53)	18
Ending balance, September 30, 2014	$1,967	$1,069	3,036	65%	35%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $1.0 billion, or 34%, to $3.0 billion as of September 30, 2014 compared to total fee earning AUM as of December 31, 2013.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. As of September 30, 2014, the fee earning AUM was $640.0 million, the total number of investments made was 149 and total capital invested was $654 million. The performance for SIC as of September 30, 2014 is summarized below:

Annualized Net Total Return(1):	9.4%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	90.4%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC has grown to become one of the largest BDCs by both market capitalization and total assets and primarily focuses on direct lending to private middle market borrowers in the United States. As of September 30, 2014, excluding Medley SBIC LP, the fee earning AUM was $1.2 billion, the total number of investments made was 130, and total capital invested was $1.6 billion. The performance for MCC as of September 30, 2014 is summarized below:

Annualized Net Total Return(2):	11.9%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	82.3%

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. As of September 30, 2014, the fee earning AUM was $159.0 million, the total number of investments was 13 and total capital invested was $152 million. The performance for Medley SBIC fund as of September 30, 2014 is summarized below:

Gross Internal Rate of Return(3):	18.2%
Net Internal Rate of Return(4):	12.9%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. As of September 30, 2014, the fee earning AUM was $581.0 million, the total number of investments made was 55, and total capital invested was $778 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2014 is summarized below:

Gross Internal Rate of Return(3):	16.3%
Net Internal Rate of Return(5):	8.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. As of September 30, 2014, the fee earning AUM in our SMAs was $309.2 million, the total number of investments made was 53, and total capital invested was $385 million. The performance for our SMAs as of September 30, 2014 is summarized below:

Gross Internal Rate of Return(3):	15.4%
Net Internal Rate of Return(6):	10.8%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the closing price as of the measurement date.
(2)	Annualized Net Total Return for MCC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC’s dividend reinvestment plan and selling at the closing trading price as of the measurement date.
(3)	For MOF II, SMAs, and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2014. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(4)	Earnings from Medley SBIC are paid to MCC. Accordingly, the Net Internal Rate of Return for Medley SBIC reflects an assumed proportional allocation of applicable MCC management and incentive fees, including general fund related expenses.

(5)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 3, and includes the actual management fees, incentive fees and general fund related expenses.
(6)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 3, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

The consolidated financial statements of pre-IPO Medley have been prepared on substantially the same basis for all historical periods presented. We consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
	(in thousands)
Revenues
Management fees	$17,013	$9,271	$43,466	$24,129
Performance fees	965	830	3,337	1,081
Other income and fees	2,787	1,328	7,183	3,347
Total revenues	20,765	11,429	53,986	28,557
Expenses
Compensation and benefits	5,677	3,498	15,010	10,062
Performance fee compensation	(921)	928	2,237	6,199
Consolidated Funds expenses	296	306	1,129	921
General, administrative and other expenses	3,458	3,160	12,821	9,034
Total expenses	8,510	7,892	31,197	26,216
Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,016)	(345)	(3,380)	(1,083)
Other income (expenses), net	(268)	3	(1,586)	(175)
Interest and other income of Consolidated Funds	15,356	13,495	45,890	37,398
Net realized gain (loss) on investments of Consolidated Funds	(499)	(5,486)	789	(18,065)
Net change in unrealized (depreciation) appreciation on investments of Consolidated Funds	(1,069)	2,535	(9,437)	(751)
Total other income, net	11,726	10,424	32,941	17,989
Income before income taxes	23,981	13,961	55,730	20,330
Provision for income taxes	923	462	2,174	1,138
Net income	23,058	13,499	53,556	19,192
Net income attributable to non-controlling interests in Consolidated Funds	9,933	6,183	22,902	5,831
Net income attributable to non-controlling interests in consolidated subsidiaries	612	-	2,172	-
Net income attributable to non-controlling interests in Medley LLC	12,135	$7,316	28,104	$13,361
Net income attributable to Medley Management Inc.	$378		$378

Other data (at period end, in millions):
AUM	$3,635	$2,265	$3,635	$2,265
Fee earning AUM	$3,036	$1,829	$3,036	$1,829

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Management Fees. Total management fees increased by $7.7 million, or 84%, to $17.0 million for the three months ended September 30, 2014 compared to the same period in 2013.

•	Our permanent capital vehicles generated an additional $5.9 million in management fees for the three months ended September 30, 2014 compared to the same period in 2013. Management fees from MCC increased $3.6 million due to a 71% increase in fee earning AUM over that period. Management fees from SIC increased $2.3 million due to a 474% increase in fee earning AUM over that period.

•	Our long-dated private funds and SMAs generated an additional $1.8 million in management fees for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in management fees of $2.3 million from MOF II and SMAs, which experienced a 32% increase in fee earning AUM over that period.

Performance Fees. Performance fees remained fairly consistent with an increase of $0.1 million or 16%, to $1.0 million for the three months ended September 30, 2014 compared to the same period in 2013.

Other Income and Fees. Other income and fees increased by $1.5 million, or 110%, to $2.8 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases of $1.0 million and $0.5 million of organizational and offering expense reimbursements from SIC and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $2.2 million, or 62%, to $5.7 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 31% increase in average headcount for the period ended September 30, 2014 compared to the same period in 2013.

Performance Fee Compensation. Performance fee compensation decreased by $1.8 million, or 200%, to $(0.9) million for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was due to vesting of previously issued profit sharing interests, which caused an increase in expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2014. The decrease was also due to changes in the models used to calculate performance compensation for the three months ended September 30, 2014.

Expenses of our Consolidated Funds. Expenses of Consolidated Funds remained consistent during the three months ended September 30, 2014 compared to the same period in 2013.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.3 million, or 9%, to $3.5 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to recruiting and placement fee expenses related to the hiring of additional employees, increases in expense support agreement expenses related to SIC and an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of the business.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.2 million remained consistent during the three months ended September 30, 2014 compared to the same period in 2013.

Interest expense increased by $1.7 million to $2.0 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing. Average debt outstanding during the three months ended September 30, 2014 and 2013 was $85.1 million and $12.5 million, respectively.

Other income (expenses), net decreased by $0.3 million to $(0.3) million for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds increased by $1.9 million, or 14%, to $15.4 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in net interest income was due primarily to an increase in the invested capital of MOF II.

Net losses on investments of Consolidated Funds decreased by $1.4 million to a $1.6 million net loss for the three months ended September 30, 2014 compared to the same period in 2013. The decrease in net losses on investments was due to a $5.0 million decrease in net realized losses, partially offset by a $3.6 million increase in net unrealized depreciation.

Income Tax Expense. Our effective consolidated income tax rate was 3.8% and 3.3% for the three months ended September 30, 2014 and 2013, respectively. The difference in the effective tax rate was due primarily to permanent differences.

Non-Controlling Interests. Net income attributable to non-controlling interests in consolidated entities increased by $4.4 million to $10.5 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to a decrease in realized losses on investments of Consolidated Funds and an increase in interest income of Consolidated Funds, partially offset by an increase in unrealized depreciation on investments of Consolidated Funds.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Management Fees. Total management fees increased by $19.3 million, or 80%, to $43.5 million for the nine months ended September 30, 2014 compared to the same period in 2013.

•	Our permanent capital vehicles generated an additional $15.0 million in management fees for the nine months ended September 30, 2014 compared to the same period in 2013. Management fees from MCC increased by $10.4 million due to a 71% increase in fee earning AUM over that period. Management fees from SIC increased $4.6 million due to a 474% increase in fee earning AUM over that period.

•	Our long-dated private funds and SMAs generated an additional $4.3 million in management fees for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in management fees of $6.2 million from MOF II and SMAs, which experienced a 32% increase in fee earning AUM over that period.

Performance Fees. Performance fees increased by $2.3 million, or 209%, to $3.3 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in the invested assets of our SMAs which resulted in an increase in performance fees earned.

Other Income and Fees. Other income and fees increased by $3.8 million, or 115%, to $7.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases of $2.7 million and $1.1 million of organizational and offering expense reimbursement from SIC and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.9 million, or 49%, to $15.0 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 27% increase in average headcount for the nine months ended September 30, 2014 compared to the same period in 2013, as well as, due to a higher discretionary bonus accrual driven by a combination of the Company's performance and labor market conditions.

Performance Fee Compensation. Performance fee compensation decreased by $4.0 million, or 64%, to $2.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in performance fee compensation was due to the vesting of previously issued profit sharing interests, which caused an increase in expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. The decrease was also due to changes in the models used to calculate performance compensation for the nine months ended September 30, 2014.

Expenses of our Consolidated Funds. Expenses of Consolidated Funds increased by $0.2 million, or 23%, to $1.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in professional fee expenses.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.8 million, or 42%, to $12.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in expense support agreement expenses and organizational and offering expenses of $2.6 million related to SIC. The remaining increase was attributed primarily to recruiting and placement fee expenses related to the hiring of additional employees, professional fees as well as an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of the business.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.7 million remained consistent during the nine months ended September 30, 2014 compared to the same period in 2013.

Interest expense increased by $2.3 million to $3.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing. Average debt outstanding during the nine months ended September 30, 2014 and 2013 was $76.9 million and $11.5 million, respectively.

Other expenses, net increased by $1.4 million to $1.6 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds increased by $8.5 million, or 23%, to $45.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in net interest income was due primarily to an increase in the invested capital in MOF II.

Net losses on investments of Consolidated Funds decreased by $10.2 million, to a $8.6 million net loss for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in net losses on investments was due to an $18.9 million decrease in net realized losses, partially offset by an $8.7 million increase in net unrealized depreciation.

Income Tax Expense. Our effective consolidated income tax rate was 3.9% and 5.6% for the nine months ended September 30, 2014 and 2013, respectively. The difference in the effective tax rate was due primarily to permanent differences.

Non-Controlling Interests. Net income attributable to non-controlling interests in consolidated entities increased by $19.2 million to $25.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to a decrease in realized losses on investments of Consolidated Funds and an increase in interest income of Consolidated Funds, partially offset by an increase in unrealized depreciation on investments of Consolidated Funds.

Standalone Results of Operations

Discussed below are our results of operations on a standalone basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
	(in thousands)
Revenues
Management fees	$17,616	$13,875	$47,516	$34,315
Performance fees	3,395	(37)	11,471	2,826
Other income and fees	2,787	1,328	7,183	3,347
Total revenues	23,798	15,166	66,170	40,488
Expenses
Compensation and benefits	5,677	3,498	15,010	10,062
Performance fee compensation	(921)	928	2,237	6,199
General, administrative and other expenses	3,458	3,160	12,821	9,034
Total expenses	8,214	7,586	30,068	25,295
Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,016)	(345)	(3,380)	(1,083)
Other income (expenses), net	(87)	77	(1,707)	(936)
Total other expense, net	(1,881)	(46)	(4,422)	(1,354)
Income before income taxes	$13,703	$7,534	$31,680	$13,839
Provision for income taxes	578	218	1,026	478
Net income	13,125	7,316	30,654	13,361
Net income attributable to non-controlling interests in consolidated subsidiaries	612	-	2,172	-

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$12,513	$7,316	$28,482	$13,361

Reimbursable fund startup expenses (1)	1,195	1,226	4,591	2,603
Severance expense (1)	-	6	(5)	725
IPO date award stock-based compensation (1)	74	-	74	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(1,069)	(1,311)	(3,284)	(3,680)
Core Net Income	$12,713	$7,237	$29,858	$13,009
Interest expense	2,016	345	3,380	1,083
Income taxes	584	179	1,067	390
Depreciation and amortization	103	66	289	276
Core EBITDA	$15,416	$7,827	$34,594	$14,758

Core Net Income Per Share:	$0.25	$0.14	$0.58	$0.25

Pro-Forma Weighted Average Shares Outstanding	30,484,637	30,484,722	30,484,693	30,484,722

(1)	Presented net of income taxes.

(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from member’s capital.

The following table provides the details of management fees and performance fees for the three and nine months ended September 30, 2014 and 2013.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Management Fees
Base Management fees
Permanent capital vehicles	$8,137	$3,799	$19,720	$9,914
Long-dated private funds and SMAs	4,345	6,521	13,350	15,205
Part I incentive fees on permanent capital vehicles	5,134	3,555	14,446	9,196
Total Management fees	17,616	13,875	47,516	34,315
Performance fees on long-dated private funds and SMAs	2,966	(37)	10,602	2,826
Part II incentive fees on permanent capital vehicles	429	—	869	—
Other income and fees	2,787	1,328	7,183	3,347
Total fee revenues	$23,798	$15,166	$66,170	$40,488
Total fee revenue as a percentage of average fee earning AUM for the period	0.8%	0.8%	2.6%	2.3%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Management Fees. Total management fees increased by $3.7 million, or 27%, to $17.6 million for the three months ended September 30, 2014 compared to the same period in 2013.

•	Our permanent capital vehicles generated an additional $5.9 million in management fees for the three months ended September 30, 2014 compared to the same period in 2013. Management fees from MCC increased $3.6 million due to a 71% increase in fee earning AUM over that period. Management fees from SIC increased $2.3 million due to a 474% increase in fee earning AUM over that period.

•	Our management fees from private funds and SMAs decreased by $2.2 million the three months ended September 30, 2014 compared to the same period in 2013. The decrease was due primarily to a decrease of $3.0 million in management fees from MOF II as a result of a cumulative catch-up in management fees being received from new investors during the three months ended September 30, 2013. There were no new investors during the three months ended September 30, 2014. The decrease was also due to a decrease in MOF I management fees due to a 32% decrease in fee earning AUM over that period. MOF I is in the harvesting stage of its life cycle and the fee earning AUM is expected to continue to decrease in the future. The decrease was partially offset by the net impact of a $1.3 million increase in management fees from SMAs due to a 227% increase in fee earning AUM over that period.

Performance Fees. Performance fees increased by $3.4 million to $3.4 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in the fair value of realized and unrealized investments of Consolidated Funds.

Other income and Fees. Other income and fees increased by $1.5 million, or 110%, to $2.8 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases of $1.0 million and $0.5 million of organizational and offering expense reimbursements from SIC and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $2.2 million, or 62%, to $5.7 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 31% increase in average headcount for the period ended September 30, 2014 compared to the same period in 2013.

Performance Fee Compensation. Performance fee compensation decreased by $1.9 million, or 200%, to $(0.9) million for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was due to vesting of previously issued profit sharing interests, which caused an increase in expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2014. The decrease was also due to changes in the models used to calculate performance compensation for the three months ended September 30, 2014.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.3 million, or 9%, to $3.5 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to recruiting and placement fee expenses related to the hiring of additional employees, increases in expense support agreement expenses related to SIC and an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of the business.

Other Income (Expense)

Dividend income of $0.2 million remained consistent during the three months ended September 30, 2014 compared to the same period in 2013.

Interest expense increased by $1.7 million to $2.0 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing. Average debt outstanding during the three months ended September 30, 2014 and 2013 was $85.1 million and $12.5 million, respectively.

Other income (expenses), net decreased by $0.2 million to near zero for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was due primarily to additional expenses associated with the revenue share payable, partially offset by an increase in equity income of Consolidated Funds.

Provision for income taxes

Our effective income tax rate was 4.2% and 2.9% for the three months ended September 30, 2014 and 2013, respectively. The difference in the effective rate was primarily due to permanent differences.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Management Fees. Total management fees increased by $13.2 million, or 38%, to $47.5 million for the nine months ended September 30, 2014 compared to the same period in 2013.

•	Our permanent capital vehicles generated an additional $15.1 million in management fees for the nine months ended September 30, 2014 compared to the same period in 2013. Management fees from MCC increased by $10.5 million due to a 71% increase in fee earning AUM over that period. Management fees from SIC increased by $4.6 million due to a 474% increase in fee earning AUM over that period.

•	Our management fees from private funds and SMAs decreased by $1.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was due primarily to a decrease of management fees of $2.1 million from MOF I due to a 32% decrease in fee earning AUM over that period. MOF I is in the harvesting stage of its life cycle and the fee earning AUM is expected to continue to decrease in the future. The decrease was also due to a decrease in management fees of $1.7 million from MOF II as a result of a cumulative catch-up in management fees being received from new investors during the three months ended September 30, 2013. There were no new investors during the three months ended September 30, 2014. That decrease was partially offset by the net impact of a $1.9 million increase in management fees from SMAs due to a 227% increase in fee earning AUM over that period.

Performance Fees. Performance fees increased by $8.6 million, or 306%, to $11.5 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in the fair value of realized and unrealized investments of Consolidated Funds which resulted in an increase of $6.4 million in performance fees as well as an overall increase in performance fees from SMAs and SIC.

Other Income and Fees. Other income and fees increased by $3.8 million, or 115%, to $7.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases of $2.7 million and $1.1 million of organizational and offering expense reimbursement from SIC and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.9 million, or 49%, to $15.0 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 27% increase in average headcount for the nine months ended September 30, 2014 compared to the same period in 2013, as well as, due to a higher discretionary bonus accrual driven by a combination of the Company's performance and labor market conditions.

Performance Fee Compensation. Performance fee compensation decreased by $4.0 million, or 64%, to $2.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in performance fee compensation was due to the vesting of previously issued profit sharing interests, which caused an increase in expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. The decrease was also due to changes in the models used to calculate performance compensation for the nine months ended September 30, 2014.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.8 million, or 42%, to $12.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to increases in expense support agreement expenses and organizational and offering expenses of $2.6 million related to SIC. The remaining increase was attributed primarily to recruiting and placement fee expenses related to the hiring of additional employees, professional fees as well as an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of the business.

Other Income (Expense)

Dividend income of $0.7 million remained consistent during the nine months ended September 30, 2014 compared to the same period in 2013.

Interest expense increased by $2.3 million or 212% to $3.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG, as bookrunner and lead arranger. Average debt outstanding during the nine months ended September 30, 2014 and 2013 was $76.9 million and $11.5 million, respectively.

Provision for income taxes

Our effective income tax rate of 3.2% for the nine months ended September 30, 2014 has remained fairly consistent with the effective income rate of 3.5% for the nine months ended September 30, 2013.

Reconciliation of Certain Standalone Performance Measures to Consolidated GAAP Financial Measures

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC is the GAAP financial measure most comparable to Core Net Income. The following table is a reconciliation of net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income and Core EBITDA on a standalone basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
	(in thousands)

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$12,513	$7,316	$28,482	$13,361

Reimbursable fund startup expenses (1)	1,195	1,226	4,591	2,603
Severance expense (1)	-	6	(5)	725
IPO date award stock-based compensation (1)	74	-	74	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(1,069)	(1,311)	(3,284)	(3,680)
Core Net Income	$12,713	$7,237	$29,858	$13,009
Interest expense	2,016	345	3,380	1,083
Income taxes	584	179	1,067	390
Depreciation and amortization	103	66	289	276
Core EBITDA	$15,416	$7,827	$34,594	$14,758

Core Net Income Per Share:	$0.25	$0.14	$0.58	$0.25

Pro-Forma Weighted Average Shares Outstanding	30,484,637	30,484,722	30,484,693	30,484,722

(1)	Presented net of income taxes.

(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from member’s capital.

The calculation of Core Net Income Per Share is presented in the table below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
Numerator	(in thousands, except per share data)
Core Net Income	$12,713	$7,237	$29,858	$13,009
Add: Income taxes	584	179	1,067	390
Pre-tax Core Net Income	13,297	7,416	30,925	13,399
Denominator
Class A shares issued in IPO	6,000,000	6,000,000	6,000,000	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333	23,333,333	23,333,333
Restricted stock units	1,151,304	1,151,389	1,151,360	1,151,389
Pro-Forma Weighted Average Shares Outstanding	30,484,637	30,484,722	30,484,693	30,484,722
Pre-tax Core Net Income Per Share	$0.44	$0.24	$1.01	$0.44
Less: corporate income taxes per share	(0.19)	(0.10)	(0.43)	(0.19)
Core Net Income Per Share	$0.25	$0.14	$0.58	$0.25

Liquidity and Capital Resources

We have managed our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to our funds; (4) making distributions to our owners; and (5) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2014, our cash and cash equivalents were $101.5 million.

Our material sources of cash from our operations include: (1) management fees, which are collected quarterly; (2) performance fees, which can be less predictable as to amount and timing; and (3) fund distributions related to our investments in products that we manage. We primarily use cash flow from operations to pay compensation and benefits, general, administrative and other expenses, state and local taxes, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Our consolidated financial statements reflect the cash flows of our operating businesses as well as the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third party investors, which is reflected as non-controlling interests of our Consolidated Funds; (2) purchasing and selling investment securities; (3) collecting interest and dividend income; (4) generating cash through the realization of certain investments; and (5) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Debt Instruments

Refinancing Transactions

On August 14, 2014, we entered into a $110.0 million senior secured term loan credit facility (the ‘‘Term Loan Facility’’). As of such date, the aggregate principal amount of indebtedness outstanding under the Term Loan Facility was $110.0 million. We used the proceeds of the borrowings under the Term Loan Facility, together with cash on hand, to repay all of the approximately $33.2 million of indebtedness outstanding (which reflected the $34.3 million outstanding on June 30, 2014, net of a $1.1 million principal repayment made on July 1, 2014) under our senior secured term loan and revolving credit facility with City National Bank (the ‘‘CNB Credit Agreement’’), to pay related fees and expenses of approximately $2.6 million and to fund a $74.5 million distribution to Medley LLC’s members.

On August 19, 2014, we entered into a new $15.0 million senior secured revolving credit facility with City National Bank (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’). We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing. We refer to the entry into the Senior Secured Credit Facilities, the incurrence of $110.0 million of indebtedness under the Term Loan Facility, the repayment of the $33.2 million of outstanding indebtedness under the CNB Credit Agreement, the payment of $2.6 million of related fees and expenses and the $74.5 million distribution to Medley LLC’s members, collectively, as the ‘‘Refinancing Transactions.’’

Senior Secured Credit Facilities

On August 14, 2014, we entered into the Term Loan Facility with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which provides for a $110.0 million senior secured term loan credit facility, or term loans, which will mature on June 15, 2019. On August 19, 2014, we entered into the Revolving Credit Facility with City National Bank, as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which provides for a $15.0 million senior secured revolving credit facility, or revolving loans, which will mature on August 19, 2017, with a one-year extension at the option of the borrower, provided certain conditions are met.

Medley LLC is the borrower under the Senior Secured Credit Facilities. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0).

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate (with a “floor” of 1.0%) or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans.

Borrowings under the Revolving Credit Facility bear interest, at the borrower’s option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Revolving Credit Facility are (i) if the ratio of net debt to Core EBITDA is less than 1.0 to 1.0, 1.5% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.0% until February 19, 2015 or until maturity if the Offering Transactions have occurred on or before such date, or (y) 3.25% after February 19, 2015 if the Offering Transactions have not occurred on or before such date; and (ii) if the ratio of net debt to Core EBITDA is greater than or equal to 1.0 to 1.0, 2.50% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.25% until February 19, 2015 or until maturity if the Offering Transactions have occurred on or before such date, or (y) 4.00% after February 19, 2015 if the Offering Transactions have not occurred on or before such date.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, (i) on the closing date of the Term Loan Facility the borrower was required to pay commitment fees to the lenders under the Term Loan Facility in an amount equal to 1% of the aggregate amount of term loans borrowed on the closing date of the Term Loan Facility; and (ii) in respect of the Revolving Credit Facility, the borrower is required to pay an unused line fee ranging from 0.25% to 0.5% per annum of the unused portion of the commitments.

Prepayments

The Senior Secured Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of the net cash proceeds (including insurance and condemnation proceeds) of all nonpermitted asset sales or other dispositions of property by the borrower and its subsidiaries, subject to de minimis thresholds, if those net cash proceeds are not reinvested in like assets, financial assets, or other financial services investment strategies within 12 months of the receipt of such net cash proceeds;
•	100% of the net proceeds of any incurrence of debt by the borrower or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the senior secured credit facilities; and
•	100% of the amount of any equity contributions made to the borrower for the purpose of causing the borrowing to be in compliance with the financial maintenance covenant set forth in the Term Loan Facility.

The foregoing mandatory prepayments will be applied, first, to the next succeeding four scheduled installments due in respect of the term loans in direct order of maturity and, thereafter, pro rata to the remaining scheduled installments of the term loans.

The borrower has the ability to voluntarily repay outstanding loans at any time without premium or penalty, other than customary ‘‘breakage’’ costs with respect to LIBOR rate loans and a make-whole premium on voluntary prepayments of term loans on or prior to August 14, 2016 to the extent such prepayments exceed $33,000,000 in the aggregate, which make-whole premium will be in an amount equal to the then present value of the required interest payments not yet made (assuming an interest rate equal to the adjusted LIBOR rate with a one month interest period made on the date of such prepayment or assignment plus the applicable Eurodollar margin with respect thereto) on the principal amount of the term loan so prepaid that but for such prepayment would have been payable through June 15, 2019 using a discount rate equal to the treasury rate as of the date of such prepayment or assignment plus 50 basis points.

Amortization

The borrower is required to repay installments on the term loans in quarterly installments equal to $1,375,000 (which amount may be adjusted as a result of prepayment or incremental term loans drawn), with the remaining amount payable on the applicable maturity date with respect to such term loans.

Guarantees and Collateral

The obligations under the Senior Secured Credit Facilities are unconditionally and irrevocably guaranteed by certain of Medley LLC’s subsidiaries, including Medley Capital LLC, MOF II Management LLC, MOF III Management LLC, Medley SMA Advisors LLC, Medley GP Holdings LLC, and Medley GP LLC (the ‘‘credit agreement guarantors’’). In addition, the Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the borrower and each of the borrower’s and credit agreement guarantors’ direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of the borrower’s or any subsidiary guarantors’ direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the borrower and the credit agreement guarantors (subject to certain exceptions and qualifications).

As of the closing date for the Term Loan Facility, none of MCC Advisors LLC, SIC Advisors LLC, MOF II GP LLC, MOF III GP LLC, our domestic subsidiaries substantially all of the assets of which consist of equity interests or indebtedness of one or more foreign subsidiaries, our non-wholly owned domestic subsidiaries, nor our subsidiaries that are a direct or indirect subsidiary of a foreign subsidiary, are obligated to guarantee the Term Loan Facility, and as of the closing date of the Revolving Credit Facility, none of such entities are obligated to guarantee the Revolving Credit Facility.

Certain Covenants and Events of Default

The Senior Secured Credit Facilities contain a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, will limit or restrict, subject to certain exceptions, the ability of the borrower and its restricted subsidiaries to:

•	incur additional indebtedness, make guarantees and enter into hedging arrangements;
•	create liens on assets;
•	enter into sale and leaseback transactions;
•	engage in mergers or consolidations;
•	sell assets;
•	make fundamental changes;
•	pay dividends and distributions or repurchase our capital stock;
•	make investments, loans and advances, including acquisitions;
•	engage in certain transactions with affiliates;
•	make changes in the nature of their business; and
•	make prepayments of junior debt.

In addition, the credit agreements governing our Senior Secured Credit Facilities contain a financial covenant that requires us to maintain, with respect to each four quarter period commencing with the four quarter period ending December 31, 2014, a ratio of net debt of Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our standalone financial results and includes the adjustments made to calculate Core EBITDA.

Our Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

CNB Credit Agreement

In December 2013, we entered into the CNB Credit Agreement, pursuant to which we borrowed $15.0 million in the form of a term loan, $2.0 million in the form of a co-invest term loan and $3.0 million under a revolving credit facility. In March 2014, the Company amended the CNB Credit Agreement to increase the term loan to $30.0 million. As described above, all amounts outstanding under the CNB Credit Agreement were repaid on August 14, 2014 in connection with the Refinancing Transactions with borrowings under the Term Loan Facility.

Principal amounts outstanding under the CNB Credit Agreement accrued interest, at the option of the Company, either (a) at a base rate plus an applicable margin not to exceed 1.5%, or (b) at LIBOR plus an applicable margin not to exceed 3.25%, if the total outstanding debt to EBITDA ratio was less than 1.0 to 1.0, or 4.00%, if the total outstanding debt to EBITDA ratio was greater than or equal to 1.0 to 1.0.

We pledged substantially all of our assets as collateral for the borrowings under the CNB Credit Agreement. The term loan matured in December 2018, the co-invest term loan matures in December 2016, and the revolving credit facility matures in December 2015. The term loan required repayments of an initial payment of $0.625 million for the quarter beginning April 1, 2014 and equal quarterly installments of $0.9 million, beginning July 1, 2014, until paid in full. The CNB Credit Agreement also required an additional amortization payment of the term loan based upon the amount of distributions made in the immediately preceding fiscal year above an amount stated in the CNB Credit Agreement. The co-invest loan required repayments of equal quarterly installments of $0.1 million, beginning on April 1, 2014. The CNB Credit Agreement permitted prepayment of the loans in whole or in part at any time without penalty.

The CNB Credit Agreement contained financial debt covenants that required us: (a) to exceed a minimum level of AUM of at least $1.6 billion, (b) to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and (c) not to exceed a specified ratio of total outstanding debt to EBITDA equal to (1) 2.25 to 1.00 through September 29, 2014, (2) 2.00 to 1.00 from September 30, 2014 through December 30, 2014 and (3) 1.75 to 1.00 from and after December 31, 2014. The CNB Credit Agreement also contained other customary events of default. The ratio of total outstanding debt to EBITDA in respect of the CNB Credit Agreement was calculated using our standalone financial results and did not include the adjustments made to calculate Core EBITDA.

Non-Recourse Promissory Notes

In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by us related to the pledged shares. We may prepay the notes in whole or in part at any time without penalty. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accrued, using the effective interest method, over the term of the non-recourse promissory notes.

Note Payable

In December 2013, we issued an unsecured promissory note in the amount of $1.0 million to a former Medley LLC member in connection with the purchase of his membership interests. Interest on the note accrues at an annual rate of 0.25% and the note matures in December 2014. At September 30, 2014, $1.0 million was outstanding in respect of this note.

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matures in March 2016. At September 30, 2014, $1.9 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Nine Months
	Ended September 30,
	2014	2013
	(Dollars in thousands)
Statements of cash flows data
Net cash (used in) provided by operating activities	$(66,863)	$70,113
Net cash used in investing activities	(400)	(122)
Net cash provided by (used in) financing activities	163,362	(66,709)
Net increase in cash and cash equivalents	$96,099	$3,282

Operating Activities

Net cash (used in) provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash items, such as net change in unrealized depreciation on investments, net realized loss (gain) on investments, interest income paid-in-kind and accretion of original issue discount that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities as investing activities of our Consolidated Funds. Prior to our reorganization and IPO, all guaranteed payments to the senior Medley professionals were reflected as distributions from members' capital rather than as compensation expense. Cash distributions made to these senior professionals are not presented in cash flows from operations, rather these payments are presented in financing activities. Subsequent to the reorganization and IPO, all guaranteed payments made to these senior professionals are recognized as compensation expense and are presented in cash flows from operations.

Our net cash flow (used in) provided by operating activities was ($66.9) million and $70.1 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts primarily include net purchases of investments by our Consolidated Funds of $144.7 million and $25.2 million, respectively, and change in cash and cash equivalents of the Consolidated Funds of $18.7 million and $62.2 million, respectively. These amounts also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $0.4 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Financing Activities

Net contributions (distributions) from non-controlling interests in our Consolidated Funds were $97.6 million and $(51.3) million for the nine months ended September 30, 2014 and 2013, respectively. Distributions to our senior professionals are presented as a use of cash from financing activities and were $117.2 million and $18.4 million for the nine months ended September 30, 2014 and 2013, respectively. Net proceeds from issuance of debt obligations provided a net inflow of cash to us of $88.3 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.

On September 29, 2014, we completed our IPO pursuant to which we sold 6,000,000 shares of common stock at a price of $18.00 per share. Total proceeds from the offering, net of offering expenses payable by us, were $97.2 million.

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations, including performance fees, (4) realizations on our investments, (5) net proceeds from the IPO, (6) net proceeds from borrowings under the Term Loan Facility and (7) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (1) provide capital to facilitate the growth of our existing investment management business, (2) fund our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (4) pay operating expenses, including cash compensation to our employees and payments under the TRA, (5) fund capital expenditures, (6) pay income taxes and (7) make distributions to our shareholders in accordance with our dividend policy.

Our accrued performance fees from our long-dated private funds and SMAs, gross and net of accrued claw back obligations, was $24.0 million and $24.0 million, respectively as of September 30, 2014 and $12.2 million and $12.2 million, respectively as of December 31, 2013.

We intend to use a portion of our available liquidity to make cash distributions to our common shareholders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our common shareholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us; and other relevant factors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a summary of our significant accounting policies.

Principles of Consolidation

In accordance with ASC 810 — Consolidation, we consolidate those entities where we have a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, we consolidate (a) entities that we conclude are VIEs, for which we are deemed to be the primary beneficiary and (b) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity.

An entity in which we have a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both, and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation under the voting interest model.

For those entities that qualify as a VIE, we perform an analysis to determine if we are the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under ASU 2010-10, we determine that we are the primary beneficiary only if our involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, we determine that we are the primary beneficiary if we hold a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE at the time we become initially involved with the VIE and reconsider that conclusion continuously. In making our assessment we take into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether we consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case by case basis.

For those entities evaluated under the voting interest model, we consolidate those entities we control through a majority voting interest or through other means whereby we are general partner and are presumed to have control. We would not consolidate an entity in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the entity or remove the general partner (‘‘kick-out-rights’’) or the granting of substantive participating rights.

Consolidation and Deconsolidation

Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but does not have a net effect on the net income attributable to our consolidated results or to total controlling equity. The majority of the net economic ownership interests of our Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in our consolidated financial statements included elsewhere in this Form 10-Q. The assets and liabilities of our Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. The funds that we advise are deconsolidated when we are no longer deemed to control the entity.

Fair Value Measurement

The Consolidated Funds apply fair value accounting to all of its financial instruments in accordance with ASC 820 — Fair Value Measurements and Disclosures. ASC 820 defines fair value and establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

Level I — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, prices that are not current or prices for which little public information exists or that fluctuate substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

Level III — Model-derived valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of September 30, 2014 and December 31, 2013, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, ‘‘Fair Value Measurements,’’ to our consolidated financial statements included elsewhere in this Form 10-Q for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Performance Fees

Performance fees are based on certain specific hurdle rates as defined in the non-consolidated and Consolidated Funds' applicable investment management or partnership agreements. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due.

We have elected to adopt Method 2 of ASC 605 for revenue based on a formula. Under this method, we are entitled to performance-based fees that can amount to as much as 20.0% of a fund 's profits, subject to certain hurdles. Performance-based fees are assessed as a percentage of the investment performance of the funds. The performance fee for any period is based upon an assumed liquidation of the fund 's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund 's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceeds the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

Performance fees receivable is presented separately in our consolidated statements of financial condition included elsewhere in this Form 10-Q and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

Performance Fee Compensation Payable

We have an obligation to pay our professionals a portion of the performance fees earned from certain funds, including performance fees from Consolidated Funds that are eliminated in consolidation. These amounts are accounted for as compensation expense in conjunction with the recognition of the related performance fee revenue and, until paid, are recognized as performance fee compensation payable. Performance fee compensation is recognized in the same period that the related performance fees are recognized. Performance fee compensation can be reversed during periods when there is a decline in performance fees that were previously recognized.

Income Taxes

Prior to our reorganization and IPO, our business has been organized as a partnership for tax purposes and was not subject to United States federal and state income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated tax. As a result of the reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of Medley's earnings are not subject to corporate level taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent it is more likely than not that the deferred tax assets will not be recognized, a valuation allowance is provided to offset their benefit.

The Company recognizes the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest expense and penalties related to income tax matters are recognized as a component of interest expense and general and administrative expenses, respectively.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

Investment Valuations

In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. Our determination of fair value is then based on the best information available in the circumstances and may incorporate our own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The valuation techniques used by us to measure fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs. The valuation techniques applied to our Consolidated Funds vary depending on the nature of the investment.

The fair value of corporate debt, bonds, and bank loans is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified within Level II. We obtain prices from independent pricing services which generally utilize broker quotes and may use various other pricing techniques that take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. If the pricing services are only able to obtain a single broker quote or utilize a pricing model, such securities will be classified as Level III. If the pricing services are unable to provide prices, we will attempt to obtain one or more broker quotes directly from a dealer, price such securities at the last bid price obtained and classify such securities as Level III.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation". Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Stock-based compensation expense recognized during the three and nine months ended September 30, 2014 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest is recognized as a component of compensation and benefits over the requisite service periods in the Company's statements of operations. The Company elected to use the straight-line method for all awards with graded vesting features.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on Medley can be found in Note 2, "Summary of Significant Accounting Policies," to our unaudited consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 8, "Commitments and Contingencies," to our unaudited consolidated financial statements included in this Form 10-Q for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2014 on a combined basis and on a basis deconsolidating our funds:

Less than
Medley Obligations	1 year	1 - 3 years	4 - 5 years	Thereafter	Total
(Dollars in thousands)

Operating lease obligations(1)	621	$3,690	$920	$468	$5,699
Debt obligations payable(2)	16,313	4,437	102,125	—	122,875
Interest obligations on debt	1,583	18,773	8,512	—	28,868
Revenue Share Payable	219	2,320	7,808	—	10,347
Capital commitments to funds(3)	532	—	—	—	532
Total	$19,268	$29,220	$119,365	$468	$168,321

__________________

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. The Company’s obligations under the current terms of these leases extend through January 2021. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 6, ‘‘Loans Payable,’’ to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
(3)	Represents commitments by us to fund a portion of the purchase price paid for each investment made by our funds. These amounts are generally due on demand and are therefore presented in the less than one year category.

Tax Receivable Agreement. Holders of Medley LLC Units (other than Medley Management Inc.) may, subject to certain conditions and transfer restrictions applicable to such members as set forth in the operating agreement of Medley LLC, from and after the first anniversary of the date of the completion of the IPO (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis. Medley LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Code") effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Medley LLC at the time of an exchange of LLC Units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future. Prior to the completion of this offering, we will enter into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Medley Management Inc. (calculated with certain assumptions) to the amount of such taxes that Medley Management Inc. would have been required to pay had there been no increase to the tax basis of the assets of Medley LLC as a result of the exchanges and had Medley Management Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. See “Certain Relationships and Related Person Transactions - Tax Receivable Agreement” described in our Prospectus. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

•	to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•	we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2014 and December 31, 2013, 2012 and 2011, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of September 30, 2014 and December 31, 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2014 and December 31, 2013, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to reversal would have been approximately $24.0 million and $12.2 million, respectively.

Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Under the governing agreements of certain of our funds, we may have to fund additional amounts on account of clawback obligations beyond what we received in performance fee compensation on account of distributions of performance fee compensation made to current or former professionals from such funds if they do not fund their respective shares of such clawback obligations. We will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

Additionally, at the end of the life of the funds there could be a payment due to a fund by us if we have recognized more performance fees than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance fees and investment income.

The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.

Effect on Management Fees

Management fees are generally based on a defined percentage of gross asset values, total committed capital, net invested capital and NAV of the investment funds managed by us as well as a percentage of net interest income over a performance hurdle. Management fees calculated based on fair value of assets or net investment income are affected by short-term changes in market values.

The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which Part I incentive fees are charged, which does not offset net income related incentive fees against Part II incentive fees which are driven by realized or unrealized gains and losses. As such, the impact of short-term changes in market value does not meaningfully impact our Part I incentive fee component of management fees. In addition, the overall impact of a short-term change in market value may be mitigated by fee definitions that are not based on market value including invested capital and committed capital, market value definitions that exclude the impact of realized and/or unrealized gains and losses, market value definitions based on beginning of the period values or a form of average market value including daily, monthly or quarterly averages as well monthly or quarterly payment terms.

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of September 30, 2014, we calculated a $0.7 million and $1.5 million increase in the management fees on both a consolidated and standalone basis for the three and nine months ended September 30, 2014, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMA’s as of September 30, 2014, we calculated a $0.8 million and $1.7 million decrease in the management fees on both a consolidated and standalone basis for the three and nine months ended September 30, 2014, respectively.

As such, based on an incremental 10% short-term change in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of December 31, 2013, we calculated a $1.0 million increase or decrease in the management fees on both a consolidated and standalone basis.

Effect on Performance Fees

Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions which can result in a performance-based fee to us, subject to certain hurdles and benchmarks. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

Short-term changes in the fair values of funds' investments may materially impact accrued performance fees depending on the respective funds' performance relative to applicable hurdles. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest performance fees are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realize cumulative performance of the investments through the end of the long-dated private funds and SMA's lives. However, short term moves can meaningfully impact our ability to accrue performance fees and receive cash payments in any given period.

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMA's as of September 30, 2014, we calculated a $6.6 million and $20.5 million increase in the performance fees on a consolidated and standalone basis, respectively for both the three and nine months ended September 30, 2014. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of September 30, 2014, we calculated a $4.1 million and $14.5 million decrease in the performance fees on a consolidated and standalone basis, respectively for both the three and nine months ended September 30, 2014.

As such, based on an incremental 10% short-term change in fair value of the investments in long-dated private funds and SMA's as of December 31, 2013 we calculated a $2.3 million and $12.7 million decrease in the performance fees on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of December 31, 2013, we calculated a $2.1 million and $11.4 million decrease in the performance fees on a consolidated and standalone basis, respectively.

Effect on Part II Incentive Fees

Incentive fees are based on certain specific hurdle rates as defined in our permanent capital vehicles' applicable investment management agreements. The Part II incentive fees for any applicable period are based upon realized gains netted against cumulative realized and unrealized losses. The Part I incentive fees are not subject to clawbacks as our carried interest performance fees are.

Short-term changes in the fair values of the investments of our permanent capital vehicles may materially impact Part II incentive fees depending on the respective vehicle's performance relative to applicable hurdles to the extent there were realized gains that we would otherwise earn Part II incentive fees on. As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2014, we calculated a $10.4 million and $21.4 million increase in the Part II incentive fees on both a consolidated and standalone basis for the three and nine months ended September 30, 2014, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2014, we calculated a $0.5 million and $1.0 million decrease in the Part II incentive fees on both a consolidated and standalone basis for the three and nine months ended September 30, 2014, respectively.

Short-term changes in the fair values of the investments of our permanent capital vehicles may materially impact Part II incentive fees depending on the respective vehicle's performance relative to applicable hurdles to the extent there were realized gains that we would otherwise earn Part II incentive fees on. As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2013, we calculated a $16.9 million increase in the Part II incentive fees on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2013, we calculated a $0.1 million decrease in the Part II incentive fees on both a consolidated and standalone basis.

Interest Rate Risk

As of September 30, 2014, we had $122.9 million of debt outstanding, presented as loans payable on our consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on the loans ranged from 0.25% to 6.00% as of September 30, 2014.

Based on the floating rate component of our debt obligations payable as of September 30, 2014 we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of September 30, 2014, interest expense related to variable rates would increase or decrease by 16% or $1.1 million.

Based on the floating rate component of our debt obligations payable as of December 31, 2013 we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of December 31, 2013, interest expense related to variable rates would increase or decrease by 26% or $0.26 million.

As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our Consolidated Funds. A 100 basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on the consolidated funds' investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100 basis points increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. In the cases where our funds pay management fees based on NAV, we would expect management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and subject to the foregoing, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were made in the period covered by this report to address significant deficiencies in our internal controls over financial reporting, which were identified in connection with the audit of our financial statements for the year ended December 31, 2013. While management has taken steps to remediate the deficiencies in our internal controls over financial reporting that have been identified, including changing the process for authorizing check signatures and access to the general ledger system, establishing and filling a new controller position with responsibility for the review of valuations, hiring additional qualified personnel within our accounting department and implementing additional processes relating to reconciling intercompany balances, these remediation steps may not have fully addressed these deficiencies and additional deficiencies could be identified in the future.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding in the Superior Court of the State of California for the County of Monterey against Security National Guaranty, Inc. (the “borrower”), Tanam Corp. and Abbat Corp. (collectively, the “junior lienholders”) seeking to enforce a loan agreement following a default by the borrower. MOF I holds 100% of the economic interest in the loan through participation agreements with Fourth Third LLC, which is the lender of record with respect to the loan. On September 2, 2014, the borrower and junior lienholders filed a counterclaim in the United States District Court for the Northern District of California naming Fourth Third LLC and MCC. The counterclaim seeks to enjoin enforcement actions with respect to the loan and to collect significant compensatory and punitive damages, including lost profits, based on an alleged breach of a commitment to accept a discounted payoff in full satisfaction of the loan. It is possible that we or other of our subsidiaries could be joined to this proceeding in the future. We intend to defend the counterclaim vigorously.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated September 23, 2014, as filed with the SEC on September 25, 2014 pursuant to Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2014, our registration statement on Form S-1 (333-198212) was declared effective by the SEC and, on September 29, 2014, we completed our IPO of Class A common stock by issuing 6,000,000 shares of Class A common stock for cash consideration of $18.00 per share (net of underwriting discounts) to a syndicate of underwriters led by Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and Keefe, Bruyette & Woods, Inc. as joint lead book-running managers for the offering. The other underwriters in the syndicate were Realty Capital Securities, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., MLV & Co. LLC and Gilford Securities Incorporated.

The offering generated net proceeds of approximately $100.44 million to the Company, after deducting underwriting discounts and commissions of $7.56 million. We estimate that we incurred offering expenses of approximately $3.20 million. As contemplated in our prospectus, dated September 23, 2014, filed pursuant to Rule 424(b) of the Securities Act on September 25, 2014, we used the proceeds to purchase 6,000,000 of newly issued LLC Units from Medley LLC and caused Medley LLC to use the proceeds to repay $15.0 million of indebtedness under our senior secured term loan credit facility. Medley LLC will use remainder for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY MANAGEMENT INC.
(Registrant)

Date: November 13, 2014	By:	/s/ Richard T. Allorto Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.2	Exchange Agreement, dated as of September 23, 2014, among Medley Management Inc., Medley LLC and the holders of LLC Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.3	Tax Receivable Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.4	Registration Rights Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.5†	Medley Management Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.6†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.7†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.8	Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.9	Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.10	Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

31.1*	Certification of Periodic Report by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

