Form 10-Q/A
period 2014-09-30
MEDLEY MANAGEMENT INC.
filed 2014-12-12
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 13, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II—OTHER INFORMATION

Item 6. Exhibits

The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY MANAGEMENT INC. (Registrant)
Date: December 12, 2014	By:	/s/ Richard T. Allorto Jr.
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

31.1**	Certification of Periodic Report by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Previously included as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2014

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