Form 10-K
period 2014-12-31
MEDLEY MANAGEMENT INC.
filed 2015-03-31
CIK 1611110

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36638

Medley Management Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1130638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, 33 rd Floor

New York, New York 10152

(Address of principal executive offices)(Zip Code)

(212) 759-0777

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐ No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The effective date for the initial public offering of the registrant’s Class A common stock, $0.01 par value per share, was September 23, 2014. There was no public market in the registrant’s Class A common stock prior to that date.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 27, 2015 was 6,000,000. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 27, 2015 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described herein under Part I, Item 1A. “Risk Factors,” which include, but are not limited to, the following:

•	difficult market and political conditions;

•	our funds are managed pursuant to advisory agreements that may be terminated and fund partnership agreements that permit fund investors to remove us as the general partner;

•	our ability to maintain our current fee structure;

•	a change of control of us could result in termination of our investment advisory agreements;

•	our ability to consummate or successfully integrate development opportunities, acquisitions or joint ventures;

•	we depend on third-party distribution sources to market our investment strategies;

•	challenges associated with an investment strategy focused primarily on privately held companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies;

•	our funds’ investee companies’ ability to incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

•	subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens and, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds;

•	if our funds’ debt investments are be subordinated to claims of other creditors or our funds are subject to lender liability claims;

•	our funds may not have the resources or ability to make additional investments in our investee companies;

•	economic recessions or downturns;

•	a covenant breach by our investee companies;

•	competition in the investment management business and the lending market;

•	dependence on leverage by certain of our funds and by our funds’ investee companies;

•	our funds’ investments in companies that are highly leveraged;

•	a lack of control the business operations of our investee companies;

•	uncertainty regarding the value of our funds’ investments;

•	requirements to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs;

•	our funds’ risks relating to undiversified investments;

•	the ability of third-party investors in our private funds to satisfy their contractual obligation to fund capital calls when requested;

•	our funds’ disposition of investments at a disadvantageous time;

•	risks associated with hedging strategies;

•	our ability to raise capital from investors;

•	our dependence on retaining and attracting new senior management, senior investment professionals and other key personnel;

•	our failure to appropriately address conflicts of interest;

•	potential conflicts of interest that may arise between our Class A common stockholders and our fund investors;

•	investors in our funds willingness to commit new capital to our funds;

•	our ability to sustain rapid growth of our businesses;

•	risks associated with entering into new lines of business and expanding into new investment strategies, geographic markets and businesses;

•	extensive regulation our business;

•	failure to comply with, and changes to the regulatory regime of, “pay to play” regulations;

•	new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business;

•	the regulation of present and future BDCs for which we serve as investment adviser;

•	risks in using custodians, counterparties, administrators and other agents;

•	our ability to achieve steady earnings growth on a quarterly basis;

•	litigation risks;

•	employee misconduct, fraud and other deceptive practices or other misconduct;

•	our substantial indebtedness;

•	operating and financial restrictions imposed by our Senior Secured Credit Facilities;

•	operational risks;

•	our organizational structure and dependence upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends;

•	our control by our pre-IPO owners;

•	payments required under the tax receivable agreement;

•	costs and additional regulations and requirements as a result of becoming a public company; and

•	our ability to maintain internal controls over financial reporting required under the Sarbanes-Oxley Act.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Unless the context suggests otherwise, references herein to the “Company,” “Medley,” “we,” “us” and “our” refer, (1) prior to the consummation of the Offering Transactions (as defined below), to Medley LLC, Medley GP Holdings LLC and their combined and consolidated subsidiaries and, (2) after such Offering Transactions, to Medley Management Inc. and its consolidated subsidiaries.

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

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or in certain cases a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to the year ended December 31, 2014 MOF I LP, MOF II and MOF III, with respect to the year ended December 31, 2013, MOF I LP and MOF II, and with respect to the year ended December 31, 2012, MOF I LP, MOF II and Sierra Income Corporation (“SIC”). SIC was consolidated with respect to 2012 and, following its raising of additional third-party capital, SIC was not consolidated with respect to 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidation and Deconsolidation of Medley Funds”;

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF I, MOF II, MOF III and any other private funds we may manage in the future, provided, that, with respect to periods after October 31, 2014 through December 31, 2014, “long-dated private funds” refers to MOF I LP, MOF II and MOF III and, provided further, that any other private funds we may manage in the future and with respect to periods after December 31, 2014, “long-dated private funds” refers to, MOF II and MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our initial public offering and the related reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	MOF I LP refers to Medley Opportunity Fund LP

•	MOF I Ltd refers to Medley Opportunity Fund Ltd

•	MOF II refers to Medley Opportunity Fund II LP

•	MOF III refers to Medley Opportunity Fund III LP

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

Part I

Item 1.               Business

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of December 31, 2014, we had in excess of $3.7 billion of AUM of investable capital in business development companies, MCC and SIC, and private investment vehicles. Over the past 13 years, we have invested in excess of $5.1 billion to help over 280 companies grow across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long- dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year over year AUM growth as of December 31, 2014 was 61%, and our compounded annual growth rate of AUM from December 31, 2010 through December 31, 2014 was 40%, which have been driven in large part by the growth in our permanent capital vehicles.

Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2014, approximately 69% of secured investments across our funds were first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate (at December 31, 2014, approximately 78% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.

Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2014, we had over 80 employees, including over 45 investment, origination and credit management professionals, and over 35 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

We emphasize a culture of trust, respect, integrity, collaboration and performance. We believe that an important part of our growth has been a result of our ability to attract high caliber professionals and the emphasis we place on training and developing our team. In addition, we believe our approach to compensation, which focuses on long-term investment performance, supports a strong credit culture and aligns the interests of employees, investors and shareholders.

We have made significant investments in our loan origination and underwriting platform and believe it is scalable and can support our future growth within the competitive investment management business. These capabilities, combined with our active approach to credit management, have helped us generate attractive risk-adjusted returns for our investors.

Our Funds

We provide our credit-focused investment strategies through various funds and products that meet the needs of a wide range of retail and institutional investors.

Our permanent capital vehicles, Medley Capital Corporation (‘‘MCC’’) and Sierra Income Corporation (‘‘SIC’’) offer investors compelling risk-adjusted yield opportunities. Given their permanent capital nature and focus on senior credit, they provide a high degree of fee income visibility. Additionally, we have a strong institutional investor base for our long-dated private funds and separately managed accounts, which have been an important source of diversified capital for our business.

Except as otherwise described herein with respect to our BDCs, our investment funds themselves do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c)(1), Section 3(c)(7) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are ‘‘qualified purchasers’’ as defined under the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under certain current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain subsidiaries of Medley LLC typically serve as an investment adviser for our funds and are registered under the Advisors Act. Our funds’ investment advisers or one of their affiliates are entitled to management fees, performance fees and/or incentive fees from each investment fund to which they serve as investment advisers. For a discussion of the fees to which our funds’ investment advisers are entitled across our various types of funds, please see ‘‘Business — Fee Structure.’’

Medley Capital Corporation

We launched MCC (NYSE: MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a leading BDC with over $1.4 billion in AUM as of December 31, 2014. MCC has demonstrated a 63% compounded annual growth rate of AUM from inception through December 31, 2014.

Sierra Income Corporation

We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. SIC is now offered on a continuous basis to investors through over 125 broker dealers representing over 18,400 registered investment advisers (‘‘RIAs’’) as of December 31, 2014. Since inception, SIC has demonstrated rapid growth. During the quarter ended December 31, 2014, SIC increased AUM by $82.0 million to $795 million, a 12% increase over the quarter ended September 30, 2014.

Long-Dated Private Funds

We launched MOF I, our first long-dated private fund, in 2006, MOF II, our second long-dated private fund, in 2010 and MOF III, our third long-dated private fund, in 2014. Our long-dated private funds are managed through partnership structures, in which limited partnerships organized by us accept commitments or funds for investment from institutional investors and high net worth individuals, and a general partner makes all policy and investment decisions, including selection of investment advisers. Affiliates of Medley LLC serve as investment advisers to our long-dated private funds. The limited partners of our long-dated private funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence or the voting or disposition of the securities or assets held by such funds, although limited partners often have the right to remove the general partner or cause an early liquidation by super-majority vote. As our long-dated private funds are closed-ended, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances.

Separately Managed Accounts

We launched our first separately managed account in 2010, our second separately managed account in 2012, and our third and fourth separately managed account in 2014. In the case of our separately managed accounts, the investor, rather than us, dictates the risk tolerances and target returns of the account. We act as an investment adviser registered under the Advisers Act for these accounts. The accounts offer customized solutions for liability driven investors such as insurance companies and typically offer attractive returns on risk based capital.

Fee Structure

We earn management fees at an annual rate of 0.75% to 1.75% and may earn performance fees, which may be in the form of an incentive fee or carried interest, in the event that specified investment returns are achieved by the fund or separately managed account. Management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital (4) NAV, or (5) lower of cost or market value of a fund’s portfolio investments. Management fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund or separately managed account. We earn incentive fees pursuant to our investment management agreement between our BDCs and their adviser, as described below. In addition, we earn industry standard carried interest performance fees on our long-date private funds and separately managed accounts that are typically 15% to 20% of the total return over a 6% to 8% annualized preferred return.

Medley Capital Corporation

Pursuant to the investment management agreement between MCC and our affiliate, MCC Advisors LLC, MCC Advisors LLC receives a base management fee and a two-part incentive fee. The MCC base management fee is calculated at an annual rate of 1.75% of MCC’s gross assets, and is payable quarterly in arrears. The base management fee is calculated based on the average value of MCC’s gross assets at the end of the two most recently completed calendar quarters.

The two components of the MCC incentive fee are as follows.

•	The first, the Part I incentive fee, payable quarterly in arrears, is 20.0% of MCC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 2.0% (which is 8.0% annualized) hurdle rate and a ‘‘catch-up’’ provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, we receive no incentive fee until MCC’s net investment income equals the hurdle rate of 2.0%, but then receive, as a ‘‘catch-up’’, 100% of MCC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MCC Advisors LLC will receive 20.0% of MCC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that MCC receives from portfolio companies accrued during the calendar quarter, minus MCC’s operating expenses for the quarter including the base management fee, expenses payable to MCC Advisors LLC, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on net investment income.

•	The second, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of MCC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to MCC Advisors LLC.

Entities controlled by former employees hold limited liability company interests in MCC Advisors LLC that entitle them to approximately 4.86% of the net incentive fee income through October 29, 2015 and an additional 5.75% of the net incentive fee income through August 20, 2016 from MCC Advisors LLC. We are entitled to all of the management fees paid to MCC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.

Sierra Income Corporation

Pursuant to the investment management agreement between SIC and our affiliate, SIC Advisors LLC, SIC Advisors LLC receives a base management fee and a two-part incentive fee. The SIC base management fee is calculated at an annual rate of 1.75% of SIC’s gross assets at the end of each completed calendar quarter and is payable quarterly in arrears. The base management fee is calculated based on the average value of SIC’s gross assets at the end of completed calendar quarter.

The two components of the SIC’s incentive fee are as follows.

•	The first, the Part I incentive fee (which is also referred to as a subordinated incentive fee), payable quarterly in arrears, is 20.0% of SIC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 1.75% (which is 7.0% annualized) hurdle rate and a ‘‘catch-up’’ provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, SIC Advisors LLC receives no incentive fee until SIC’s net investment income equals the hurdle rate of 1.75%, but then receive, as a ‘‘catch-up’’, 100% of SIC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, SIC Advisors LLC will receive 20.0% of SIC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that SIC receives from portfolio companies accrued during the calendar quarter, minus SIC’s operating expenses for the quarter including the base management fee, expenses payable to SIC Advisors LLC or to us, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that SIC Advisors LLC have not yet received in cash. Since the hurdle rate is fixed, if interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on net investment income.

•	The second, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of SIC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to SIC Advisors LLC.

SC Distributors, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, as well as 20% of the returns of the investments held at SIC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.

Long-Dated Private Funds and Separately Managed Accounts

The investment adviser of our long-dated private funds and separately managed accounts receives an annual management fee and may earn incentive fees. In general, management fees are calculated at an annual rate of 0.75% to 1.50% calculated on the value of the capital accounts or the value of the investments held by each limited partner, fund or account. The management fee may be offset by an amount ranging from 50% to 100% of certain transaction and advisory fees we receive in connection with services we provide to any entity in which the fund or account has invested. In addition, the investment adviser of our long-dated private funds and separately managed accounts generally receives incentive fees in an amount equal to 15% to 20% of the realized cash derived from an investment, subject to a cumulative annualized preferred return to the investor of 6% to 8%, which is in turn subject to a 50% to 100% catch-up allocation to the investment adviser.

In order to better align the interests of our senior professionals and the other individuals who manage our long-dated private funds with our own interests and with those of the investors in such funds, such individuals may be allocated directly a portion of the performance fees in such funds. As of December 31, 2014, approximately 41% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, are held by certain former employees and former members of Medley LLC. These interests entitle the holders to share the performance fees earned from MOF II. We make similar arrangements with respect to allocation of performance fees with respect to MOF III or other long-dated private funds that we may advise in the future.

As noted above, in connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have advised or funds advised by our competitors. See ‘‘Risk Factors — Risks Related to Our Business and Industry — We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.’’

Investor Relations

Our fundraising efforts historically have been spread across distribution channels and have not been dependent on the success of any single channel. We distribute our investment products through two primary channels: (1) permanent capital vehicles and (2) long-dated private funds and SMAs. We believe that each of these channels offers unique advantages to investors and allows us to continue to raise and deploy capital opportunistically in varying market environments.

Permanent Capital Vehicles.

We distribute our permanent capital vehicles through two sub-channels:

•	MCC is our publicly traded vehicle. It offers retail and institutional investors liquid access to an otherwise illiquid asset class (middle market credit). In addition to equity capital, MCC also raises debt capital in the private and public markets which is an alternative source of capital in challenging operating environments.

•	SIC is our non-traded public vehicle. It allows us to continue to raise capital continually during more challenging operating environments when publicly listed vehicles may be trading below net asset value, which we believe is valuable during times of market volatility. We believe this is a competitive advantage allowing us to make opportunistic investments, while peers may be more limited during times of market volatility.

Long-Dated Private Funds and SMAs

We distribute our long-dated private funds and SMAs through two sub-channels:

•	Long-dated private funds: Our long-dated private funds offer institutional investors attractive risk-adjusted returns. We believe this channel is an important element of our capital raising efforts given institutional investors are more likely to remain engaged in higher yielding private credit assets during periods of market turbulence.

•	Separately managed accounts: Our separately managed accounts provide investors with customized investment solutions. This is particularly attractive for liability driven investors such as insurance companies that invest over long time horizons.

We believe that our deep and longstanding investor relationships, founded on our strong performance, disciplined management of our investors’ capital and diverse product offering, have facilitated the growth of our existing businesses and will assist us with the development of additional strategies and products, thereby increasing our fee earning AUM in the future. We have dedicated in-house capital markets, investor relations and marketing specialists. We have frequent discussions with our investors and are committed to providing them with the highest quality service. We believe our service levels, as well as our emphasis on transparency, inspire loyalty and support our efforts to continue to attract investors across our investment platform.

Investment Process

Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities through direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through financial sponsors. Our national origination platform allows us to seek geographic diversity in our investments. As a leading provider of private debt, we are often sought out as a preferred financing partner. Historically, the majority of our annual origination volume has been derived from direct loan origination, and at December 31, 2014, approximately 74% of our total commitments were directly originated.

Our investment team, comprised of over 45 professionals as of December 31, 2014, has a broad network of industry relationships and extensive experience sourcing, underwriting and managing private debt investments. Our experience and reputation has allowed us to generate a substantial flow of attractive investment opportunities. In 2014, we sourced 1,400 investment opportunities, which resulted in 182 investments and approximately $823 million of invested capital. At December 31, 2014, our funds had 262 investments across 142 borrowers.

Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process also involves engagement of industry experts and third party consultants. This disciplined underwriting process is essential as our funds have historically invested primarily in privately held companies, for which public financial information is generally unavailable. Since our inception, we have invested in 301 borrowers, and experienced realized partial losses in 16 of these investments through December 31, 2014. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

Prior to making an investment, the investment team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. We also compare liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for each potential investment to industry metrics. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks are conducted and tax compliance information may also be requested on management teams and key employees. In addition, the investment team contacts customers, suppliers and competitors and performs on-site visits as part of a routine business due diligence process.

Our disciplined underwriting process also involves the engagement of industry experts and third party consultants. The investment team routinely uses third party consultants and market studies to corroborate valuation and industry specific due diligence, as well as provide quality of earnings analysis. Experienced legal counsel is engaged to evaluate and mitigate regulatory, insurance, tax or other company-specific risks.

After the investment team completes its final due diligence, each proposed investment is presented to the Firm’s investment committee and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. Our investment committees typically require a majority vote to approve any investment.

Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly review of financial information and attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Asset Management System (‘‘AMS’’), our proprietary, centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the investment team to have real-time access to the most recent information on our portfolio investments.

In addition to the data provided by our borrowers, we may also utilize various third parties to provide checks and balances throughout the credit management process. Independent valuation firms may be engaged to provide appraisals of asset and collateral values or external forensic accounting groups may be engaged to verify portfolio company financial reporting or perform cash reconciliation. We believe this hands-on approach to credit management is a key contributor to our investment performance.

Investment Operations and Information Technology

In addition to our investment team, we have a finance, accounting and operations team that supports our public and private vehicles team by providing infrastructure and administrative support in the areas of accounting/finance, valuation, capital markets and treasury functions, operations/information technology, strategy and business development, legal/compliance and human resources.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The SEC and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms. Certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Our businesses have operated for a number of years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by regulators or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act, as amended (the “Investment Advisers Act”). Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. The SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel. In addition, our investment advisers are subject to routine periodic examinations by the staff of the SEC. Our investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC.

MCC and SIC are BDCs. A BDC is a special category of investment company under the Investment Company Act that was added by Congress to facilitate the flow of capital to private companies and small public companies based in the United States that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly-traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the Investment Company Act. As such, BDCs are subject to only certain provisions of the Investment Company Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the Investment Company Act than are other investment companies that are registered under the Investment Company Act in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”), for federal tax purposes. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The Investment Company Act requires that a majority of a BDC’s directors be persons other than ‘‘interested persons,’’ as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that a BDC may not change the nature of its business so as to cease to be, or withdraw its election to be regulated as a BDC unless approved by a majority of its outstanding voting securities. The Investment Company Act defines ‘‘a majority of the outstanding voting securities’’ as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of its outstanding voting securities are present or represented by proxy or (2) more than 50% of its voting securities.

Generally, BDCs are prohibited under the Investment Company Act from knowingly participating in certain transactions with their affiliates without the prior approval of their board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit ‘‘joint transactions’’ among entities that share a common investment adviser.

On November 25, 2013, we received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions among our BDCs and other funds managed by us (the ‘‘Exemptive Order’’), subject to the conditions included therein. In situations where co-investment with other funds managed by us is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of our other clients, we will need to decide which client will proceed with the investment. We will make these determinations based on our policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, our BDCs will be unable to invest in any issuer in which another of our funds holds an existing investment. Similar restrictions limit our BDCs’ ability to transact business with our officers or directors or their affiliates.

Under the terms of the Exemptive Order, a ‘‘required majority’’ (as defined in Section 57(o) of the Investment Company Act) of the independent directors of our BDCs must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the applicable BDC and such BDC’s stockholders and do not involve overreaching of such BDC or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the BDC’s stockholders and is consistent with its investment strategies and policies.

Our BDCs have elected to be treated as RICs under Subchapter M of the Code. As RICs, the BDCs generally do not have to pay corporate-level federal income taxes on any income that is distributed to its stockholders from its tax earnings and profits. To maintain qualification as an RIC, our BDCs must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, the BDCs must distribute to their stockholders, for each taxable year, at least 90% of their ‘‘investment company taxable income,’’ which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of any of these types of entities, regardless of geographic location, from conducting proprietary trading or investing in or sponsoring a ‘‘covered fund,’’ which includes private equity funds and hedge funds (i.e., the Volcker Rule); and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years.

The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. Certain of our funds may from time to time, directly or indirectly, invest in instruments that meet the definition of a ‘‘swap’’ under the Commodity Exchange Act and the CFTC’s rules promulgated thereunder. As a result, such funds may qualify as commodity pools, and the operators of such funds may need to register as commodity pool operators (“CPOs”) unless an exemption applies. Additionally, pursuant to a rule finalized by the CFTC in December 2012, certain classes of interest rate swaps and certain classes of index credit default swaps are now subject to mandatory clearing, unless an exemption applies. As of February 2014, many of these interest rate swaps and index credit default swaps are also now subject to mandatory trading on designated contract markets or swap execution facilities. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed several rules regarding security-based swaps but has only finalized a small number of these rules.

Competition

The investment management industry is intensely competitive, and we expect it to remain so. We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive investee companies and making other investments. We compete for outside investors based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	the level of fees and expenses charged for services.

We face competition in our lending and other investment activities primarily from other credit-focused funds, specialized funds, BDCs, real estate funds, hedge fund sponsors, other financial institutions and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see ‘‘Risk Factors — Risks Related to Our Business and Industry — The investment management business is competitive.’’

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2014, we employed over 80 individuals, including over 45 investment, origination and credit management professionals, located in our New York and San Francisco offices.

Item 1A.               Risk Factors

You should carefully read the risks and uncertainties described below, together with the other information included in this Annual Report on Form 10-K. Any of the following risks could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties we are not presently aware of or that we currently believe are immaterial could also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our assets under management and in part on investment performance, if any of these factors cause a decline in our assets under management or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

We derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner.

With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2014, 2013 and 2012, our investment advisory relationships with MCC and SIC represented approximately 78.9%, 75.3% and 55.8%, respectively, of our total revenue. These investment advisory relationships also represented, in the aggregate, 61% of our AUM at December 31, 2014. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.

With respect to our long-dated private funds, insofar as we control the general partner of such funds, the risk of termination of the investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. However, the applicable fund partnership agreements may permit the limited partners of each respective fund to remove us as general partner by a majority or in certain circumstances, a super majority vote. In addition, the partnership agreements provide for dissolution of the partnership upon certain changes of control.

Our separately managed accounts are governed by investment management agreements that may be terminated by investors at any time for cause under the applicable agreement and “cause” may include the departure of specified members of our senior management team. Absent cause, the investment management agreements that govern our separately managed accounts are generally not terminable during the specified investment period or following the specified investment period, prior to the scheduled maturities or disposition of the subject assets under management.

Termination of these agreements would negatively affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association published a set of Private Equity Principles (the “Principles”) which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. More recently institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management and investment fees to external managers, whether through direct reductions, deferrals or rebates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new businesses could have an adverse effect on our profit margins and results of operations. For more information about our fees, see “Business — Fee Structure.”

A change of control of us could result in termination of our investment advisory agreements.

Pursuant to the Investment Company Act, each of the investment advisory agreements for the BDCs that we advise automatically terminates upon its deemed “assignment” and a BDC’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that our pre-IPO owners dispose of enough of their interests in us such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered BDCs that we advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A common stock.

The historical performance of our funds is relevant to us primarily insofar as it is indicative of fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on our Class A common stock. Therefore, you should not conclude that positive performance of the funds we advise will necessarily result in positive returns on an investment in Class A common stock. However, poor performance of the funds we advise could cause a decline in our revenues and could therefore have a negative effect on our operating results and returns on our Class A common stock. An investment in our Class A common stock is not an investment in any of our funds. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these funds or from any future funds we may raise, in part because:

•	market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;

•	our funds’ rates of returns, which are calculated on the basis of net asset value of the funds’ investments, including unrealized gains, which may never be realized;

•	our funds’ returns have previously benefited from investment opportunities and general market conditions that may not recur, and our funds may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•	the historical returns that we present in this prospectus derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;

•	you will not benefit from any value that was created in our funds prior to our becoming a public company if such value was previously realized;

•	in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	our newly established funds may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests.

If we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy may include the selective development or acquisition of asset management businesses, advisory businesses or other businesses or financial products complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) our ability to identify and enter into mutually beneficial relationships with venture partners and (f) our ability to properly manage conflicts of interest. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses or activities. If we are not successful in implementing our growth strategy, our business, results of operations and the market price for our Class A common stock may be adversely affected.

We depend on third-party distribution sources to market our investment strategies.

Our ability to grow our AUM, particularly with respect to our BDCs, is dependent on access to third-party intermediaries, including investment banks, broker dealers and RIAs. We cannot assure you that these intermediaries will continue to be accessible to us on commercially reasonable terms, or at all. In addition, pension fund consultants may review and evaluate our institutional products and our firm from time to time. Poor reviews or evaluations of either a particular product, or of us, may result in institutional client withdrawals or may impair our ability to attract new assets through these consultants.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our funds have historically invested primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that private companies:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under debt that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investee company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors or employees may, in the ordinary course of business, be named as defendants in litigation arising from our funds’ investments in investee companies.

Finally, limited public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our funds’ advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, our funds may lose money on such investments.

Our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments.

Our funds pursue strategies focused on investing primarily in the debt of privately owned U.S. companies.

Senior Secured Debt and Second Lien Secured Debt.   When our funds invest in senior secured term debt and second lien secured debt, our funds will generally take a security interest in the available assets of these investee companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing such investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the investee company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in an investee company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms, or at all, or that we will be able to collect on the investment should we be forced to enforce our remedies.

Senior Unsecured Debt.   Our funds may also make unsecured debt investments in investee companies, meaning that such investments will not benefit from any interest in collateral of such companies.

Subordinated Debt.   Our subordinated debt investments will generally be subordinated to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject our funds to non-cash income. Since the applicable fund would not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments.   Certain of our funds make selected equity investments. In addition, when our funds invest in senior and subordinated debt, they may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests our funds receive may not appreciate in value and, in fact, may decline in value. Accordingly, our funds may not be able to realize gains from such equity interests, and any gains that our funds do realize on the disposition of any equity interests may not be sufficient to offset any other losses our funds experience.

Most loans in which our funds invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

Prepayments of debt investments by our investee companies could adversely impact our results of operations.

We are subject to the risk that the investments our funds make in investee companies may be repaid prior to maturity. When this occurs, our BDCs will generally use such proceeds to reduce their existing borrowings and our private funds will generally return such capital to its investors, which capital may be recalled at a later date pursuant to such fund’s governing documents. With respect to our SMAs, if such event occurs after the investment period, such capital will be returned to investors. Any future investment in a new investee company may also be at lower yields than the debt that was repaid. As a result, the results of operations of the affected fund could be materially adversely affected if one or more investee companies elect to prepay amounts owed to such fund, which could in turn have a material adverse effect on our results of operations.

Our funds’ investee companies may incur debt that ranks equally with, or senior to, our funds’ investments in such companies.

Our funds pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies. Our funds’ investee companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which our funds invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which our funds invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an investee company, holders of debt instruments ranking senior to our funds’ investment in that investee company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such investee company may not have any remaining assets to use for repaying its obligation to our funds. In the case of debt ranking equally with debt instruments in which our funds invest, our funds would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company.

Subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds.

Certain debt investments that our funds make in investee companies are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investee company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before our funds. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then our funds, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the investee company’s remaining assets, if any.

Our funds may also make unsecured debt investments in investee companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such investee companies’ collateral, if any, will secure the investee company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the investee company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the investee company’s remaining assets, if any.

The rights our funds may have with respect to the collateral securing the debt investments our funds make in their investee companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that our funds enter into with the holders of senior secured debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the discretion of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. Our funds may not have the ability to control or direct such actions, even if their rights are adversely affected.

There may be circumstances where our funds’ debt investments could be subordinated to claims of other creditors or our funds could be subject to lender liability claims.

If one of our investee companies were to go bankrupt, depending on the facts and circumstances, including the extent to which our funds actually provided managerial assistance to that investee company or a representative of us sat on the board of directors of such investee company, a bankruptcy court might recharacterize our fund’s debt investment and subordinate all or a portion of our fund’s claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our funds’ legal rights may be subordinated to other creditors.

In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we or our funds could become subject to a lender’s liability claim, including as a result of actions taken if we or our funds render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

Our funds may not have the resources or ability to make additional investments in our investee companies.

After an initial investment in an investee company, our funds may be called upon from time to time to provide additional funds to such company or have the opportunity to increase their investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that the applicable fund will make, or will have sufficient resources to make, follow-on investments. Even if such fund has sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities or we are limited in our ability to do so by compliance with BDC requirements or maintaining RIC status, if applicable. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on an investee company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Economic recessions or downturns could impair our investee companies and harm our operating results.

Many of our investee companies are susceptible to economic slowdowns or recessions and may be unable to repay our funds’ debt investments during these periods. Therefore, our funds’ non-performing assets are likely to increase, and the value of our funds’ portfolios are likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured debt. A severe recession may further decrease the value of such collateral and result in losses of value in such portfolios. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. Occurrence of any of these events could materially and adversely affect our business and results of operations.

A covenant breach by our investee companies may harm our operating results.

A investee company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investee company’s ability to meet its obligations under the debt or equity instruments that our funds hold. Our funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investee company. To the extent our funds incur additional costs and/or do not recover their investments in investee companies, we may earn reduced management and incentive fees, which may adversely affect our results of operations.

The investment management business is competitive.

The investment management business is competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. We compete for investors with a number of other investment managers, public and private funds, BDCs, small business investment companies and others. Numerous factors increase our competitive risks, including:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•	several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•	some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds;

•	some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than we have in raising certain types of funds under the investment management contracts they have negotiated with their investors;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

•	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

In addition, the attractiveness of our funds relative to investments in other investment products could decrease depending on economic conditions. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that has recently intensified, and competition may limit our funds’ ability to originate or acquire desirable loans and investments and could also affect the yields of these assets and have a material adverse effect on our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that recently has intensified. Our profitability depends, in large part, on our funds’ ability to originate or acquire credit investments on attractive terms. In originating or acquiring our target credit investments, we compete with a variety of institutional lenders and investors, including specialty finance companies, public and private funds, commercial and investment banks, BDCs, small business investment companies, REITs, commercial finance and insurance companies and others. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors or their funds are not subject to the operating constraints associated with qualifying as a RIC under subchapter M of the Code or compliance with the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing, transaction structures, covenants or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments may be limited in the future and our funds may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting their ability to identify and originate loans or make investments that are consistent with their investment objectives. We cannot assure you that the competitive pressures our funds face will not have a material adverse effect on our business, results of operations and financial condition.

Dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.

MCC, SIC and our funds’ investee companies rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While our permanent capital vehicles, MCC and SIC, are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our businesses and financial results.

Similarly, our funds’ investee companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Our investee companies are typically highly leveraged. Those that have credit ratings are typically non-investment grade and those that do not have credit ratings would likely be non-investment grade if they were rated. If the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those investee companies and, therefore, the investment returns of our funds. In addition, if the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our investee companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2014, MCC and SIC were our only funds that relied on leverage. As of December 31, 2014, MCC had a net asset value of $689.8 million, $1.5 billion of AUM and an asset coverage ratio of 241%. As of December 31, 2014, SIC had a net asset value of $486.5 million, $795.0 million of AUM and an asset coverage ratio of 210%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Some of our funds may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments.

Some of our funds may invest in companies whose capital structures involve significant leverage. For example, in many non-distressed private equity investments, indebtedness may be as much as 75% or more of an investee company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. In distressed situations, indebtedness may exceed 100% or more of an investee company’s capitalization. Additionally, the debt positions originated or acquired by our funds may be the most junior in what could be a complex capital structure, and thus subject us to the greatest risk of loss.

Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments.

Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:

•	subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our fund’s ability to realize value from the investment;

•	allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of our fund’s equity investment in it;

•	give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, a number of investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and, in certain cases, defaulted on their debt obligations due to a decrease in revenues and cash flow precipitated by the subsequent economic downturn during 2008 and 2009.

We generally do not control the business operations of our investee companies and, due to the illiquid nature of our investments, may not be able to dispose of such investments.

Investments by our funds generally consist of debt instruments and equity securities of companies that we do not control. We do not expect to control most of our investee companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that an investee company in which our funds invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our investee companies as readily as we would like or at an appropriate valuation. As a result, an investee company may make decisions that could decrease the value of our investment holdings.

A substantial portion of our investments may be recorded at fair value as determined in good faith by or under the direction of our respective funds’ boards of directors or similar bodies and, as a result, there may be uncertainty regarding the value of our funds’ investments.

The debt and equity instruments in which our funds invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of such fund’s board of directors or similar body. Most, if not all, of our fund’s investments (other than cash and cash equivalents) are classified as Level III under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that our funds’ portfolio valuations will be based on unobservable inputs and our funds’ assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our funds’ portfolio investments will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. Our funds retain the services of an independent service provider to review the valuation of these loans and securities.

The types of factors that the board of directors, general partner or similar body may take into account in determining the fair value of a fund’s investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of an investee company, the nature and realizable value of any collateral, the investee company’s ability to make payments and its earnings and discounted cash flow, the markets in which the investee company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our funds’ net asset value could be adversely affected if determinations regarding the fair value of such fund’s investments were materially higher than the values that such fund ultimately realize upon the disposal of such loans and securities.

We may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior professionals prior to our IPO, with respect to which our Class A common stockholders did not receive any benefit. This obligation is known as a “clawback” obligation. Due in part to our investment performance, as of December 31, 2014 and 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. As of December 31, 2014, Medley had not received any distributions of performance fees, other than tax distributions which are not subject to clawback. As such, at December 31, 2014, had we assumed all existing investments were worthless, Medley would not have been subject to any clawback obligations.

Although a clawback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that, if a recipient does not fund his or her respective share, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such clawback obligations instead of using the cash for other purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent Obligations.”

Our funds may face risks relating to undiversified investments.

While diversification is generally an objective of our funds, there can be no assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to economic conditions or market declines in general if there are disproportionately greater adverse movements in the particular investments. If a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment portfolio to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and, as a result, our results of operations and financial condition.

Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.

Investors in our private funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby limiting our ability to enforce the funding of a capital call. Third-party investors in private funds often use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. A failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.

Our funds may be forced to dispose of investments at a disadvantageous time.

Our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

Hedging strategies may adversely affect the returns on our funds’ investments.

When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts or other strategies. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market or foreign exchange changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction to reduce our or a fund’s exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when we or a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that may reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.

Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect our business, results of operations and financial condition.

Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to credit focused private funds or BDCs or to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds’ performance. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If we were unable to successfully raise capital, our business, results of operations and financial condition would be adversely affected.

We depend on our senior management team, senior investment professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.

We depend on the diligence, skill, judgment, business contacts and personal reputations of our senior management team, including Brook Taube and Seth Taube, our co-Chief Executive Officers, senior investment professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.

The departure for any reason of any of our senior professionals could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together.

We anticipate that it will be necessary for us to add investment professionals both to grow our businesses and to replace those who depart. However, the market for qualified investment professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our performance fees that we grant to our investment professionals.

Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action.

We may also cause different funds to invest in a single investee company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we advise to purchase different classes of investments or securities in the same investee company. For example, certain of our funds hold minority equity interests, or have the right to acquire such equity interests, in some of our investee companies. As a result, we may face conflicts of interests in connection with making business decisions for these investee companies to the extent that such decisions affect the debt and equity holders in these investee companies differently. In addition, we may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions with respect to these investee companies given that we also manage private funds that may hold equity interests in these investee companies. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us and our funds. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

Potential conflicts of interest may arise between our Class A common stockholders and our fund investors.

Our subsidiaries that serve as the advisors to, or the general partners of, our funds may have fiduciary duties and/or contractual obligations to those funds and their investors. As a result, we expect to regularly take actions with respect to the purchase or sale of investments in our funds, the structuring of investment transactions for the funds or otherwise in a manner consistent with such duties and obligations but that might at the same time adversely affect our near-term results of operations or cash flows. This may in turn have an adverse effect on the price of our Class A common stock and/or on the interests of our Class A common stockholders. Additionally, to the extent we fail to appropriately deal with any such conflicts of interest, it could negatively impact our reputation and ability to raise additional funds.

Investors in our funds may be unwilling to commit new capital to our funds as a result of our decision to become a public company, which could have a material adverse effect on our business and financial condition.

Some investors in our funds may view negatively the prospect of our becoming a public company, and may have concerns that as a public company our attention will be bifurcated between investors in our funds and our public stockholders, resulting in potential conflicts of interest. Some investors in our funds may believe that we will strive for near-term profit instead of superior risk-adjusted returns for investors in our funds over time or grow our assets under management for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince investors in our funds that our decision to pursue our IPO will not affect our longstanding priorities or the way we conduct our businesses. A decision by a significant number of investors in our funds not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may have a material adverse effect on our business and financial condition.

Rapid growth of our businesses may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

Our assets under management have grown significantly in the past and we are pursuing further growth. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, accounting and operational infrastructure, and has increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We may enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

We intend to grow our businesses by increasing assets under management in existing businesses and, if market conditions warrant, by expanding into complementary investment strategies, geographic markets and businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. Attempts to expand our businesses involve a number of special risks, including some or all of the following:

•	the required investment of capital and other resources;

•	the assumption of liabilities in any acquired business;

•	the disruption of our ongoing businesses;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing demands on our operational and management systems and controls;

•	compliance with additional regulatory requirements;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion.

Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, which could have a material adverse effect on our business.

Recently, the SEC has indicated that investment advisers who receive transaction-based compensation for investment banking or acquisition activities relating to fund investee companies may be required to register as broker-dealers. Specifically, the SEC staff has noted that if a firm receives fees from a fund investee company in connection with the acquisition, disposition or recapitalization of such investee company, such activities could raise broker-dealer concerns under applicable regulations related to broker dealers. If we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from an investee company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages.

Since 2010, states and other regulatory authorities have begun to require investment managers to register as lobbyists. We have registered as such in a number of jurisdictions, including California and New York. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Investment Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

As a number of public pension plans are investors in our funds, these rules could impose significant economic sanctions on our businesses if we or one of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. In addition, such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

New or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business.

The laws and regulations governing the operations of our funds, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by our funds to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, assets under management or financial condition, impose additional costs on us or otherwise adversely affect our business. See “Business — Regulatory and Compliance Matters” for a discussion of our regulatory and compliance environment. The following includes the most significant regulatory risks facing our business:

•	Changes in capital requirements may increase the cost of our financing

If regulatory capital requirements — whether under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), Basel III, or other regulatory action — were to be imposed on our funds, they may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require our funds to sell assets at an inopportune time or price, which could negatively impact our operations, assets under management or financial condition.

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years. While we already have several subsidiaries registered as investment advisers subject to SEC examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability.

•	The implementation of the Volcker Rule could have adverse implications on our ability to raise funds from certain entities

In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain but it is in any event likely to curtail various banking activities that in turn could result in uncertainties in the financial markets as well as our business. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to our funds and their investee companies

In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to proposed Dodd-Frank risk retention rules circulated in August 2013, could further restrict credit availability, as well as potentially restrict certain of our investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to our funds and their investee companies.

•	New restrictions on compensation could limit our ability to recruit and retain investment professionals

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

Present and future BDCs for which we serve as investment adviser are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.

MCC and SIC, and other BDCs for which we may serve as investment adviser in the future, operate under a complex regulatory environment. Such BDCs require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting BDCs generally affect their ability to take certain actions. For example, each of MCC and SIC has elected to be treated as a RIC for United States federal income tax purposes. To maintain their status as a RIC, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. If any of our BDCs fails to qualify for RIC tax treatment for any reason and remains or becomes subject to corporate income tax, the resulting corporate taxes could, among other things, substantially reduce such BDC’s net assets.

In addition, MCC and SIC are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with MCC and SIC. Under the regulatory and business environment in which they operate, MCC and SIC must periodically access the capital markets to raise cash to fund new investments in excess of their repayments to grow. This results from MCC and SIC each being required to generally distribute to their respective stockholders at least 90% of its investment company taxable income to maintain its RIC status, combined with regulations under the Investment Company Act that, subject to certain exceptions, generally prohibit MCC and SIC from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if their asset coverage, as calculated pursuant to the Investment Company Act, equals less than 200% after such incurrence. If our BDCs are found to be in violation of the Investment Company Act, they could lose their status as BDCs.

We are subject to risks in using custodians, counterparties, administrators and other agents.

Some of our funds depend on the services of custodians, counterparties, administrators, prime brokers and other agents to carry out certain financing, securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for new regulation of the derivatives market. In particular, some of our funds utilize arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In addition, our risk-management process may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

Although we have risk-management processes to ensure that we are not exposed to a single counterparty for significant periods of time, given the large number and size of our funds, we often have large positions with a single counterparty. For example, some of our funds have credit lines. If the lender under one or more of those credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our funds may face liquidity problems.

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our businesses, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto. If our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared and uncleared swaps. The CFTC is also working to provide new guidance regarding prime broker arrangements and intermediation generally with regard to trading on swap execution facilities.

The counterparty risks that we face have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. Our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with a single counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

A portion of our revenue and cash flow is variable, which may impact our ability to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.

Although we believe that the majority of our revenue is consistent and predictable due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the years ended December 31, 2014, 2013 and 2012, performance fees were 3%, 5% and 3% of our total revenues, respectively. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our Class A common stock and cause our results for a particular period not to be indicative of our performance in a future period.

We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of investors in our funds that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. For example, in response to enforcement actions commenced against a borrower that is in default, in September 2014, such borrower filed a counterclaim naming the lender of record and MCC seeking to enjoin the enforcement actions and to collect significant compensatory and punitive damages, including lost profits, based on an alleged breach of a commitment to accept a discounted payoff in full satisfaction of the loan. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and investee companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed.

Legal liability could have a material adverse effect on our businesses, financial condition or results of operations or cause reputational harm to us, which could harm our businesses. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our businesses.

Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm. Fraud and other deceptive practices or other misconduct at our investee companies could similarly subject us to liability and reputational damage and also harm our businesses.

Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. The violation of these obligations and standards by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees were to engage in misconduct or were to be accused of such misconduct, our businesses and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of investee companies in which our funds invest. For example, failures by personnel at our investee companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could expose us to litigation or regulatory action and otherwise adversely affect our businesses and reputation. Such misconduct could undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2014, our total indebtedness, excluding unamortized discount, was approximately $106.6 million. Our substantial debt obligations could have important consequences, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and pursue future business opportunities;

•	exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Our Senior Secured Credit Facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The credit agreements that govern our Senior Secured Credit Facilities impose significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur additional indebtedness, make guarantees and enter into hedging arrangements;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions;

•	engage in certain transactions with affiliates;

•	make changes in the nature of our business; and

•	make prepayments of junior debt.

In addition, the credit agreements governing our Senior Secured Credit Facilities require us to maintain, with respect to each four quarter period commencing with the four quarter period ending December 31, 2014, a ratio of net debt to Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our standalone financial results and includes the adjustments made to calculate Core EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —  Debt Instruments.”

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the credit agreements that govern our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding three risk factors would increase.

Operational risks may disrupt our businesses, result in losses or limit our growth.

Our business relies heavily on financial, accounting and other information systems and technology. We face various security threats, including cyber security attacks to our information technology infrastructure and attempts to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside of Medley. Although we have not yet been subject to cyber-attacks or other cyber incidents and we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage.

In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems, could have a material adverse effect on our business and results of operations.

Furthermore, we depend on our offices in New York and San Francisco, where a substantial portion of our personnel are located, for the continued operation of our businesses. An earthquake or other disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Risks Related to Our Organizational Structure

Medley Management Inc.’s only material asset is its interest in Medley LLC, and it is accordingly dependent upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

Medley Management Inc. is a holding company and has no material assets other than its ownership of LLC Units. Medley Management Inc. has no independent means of generating revenue. Medley Management Inc. intends to cause Medley LLC to make distributions to its holders of LLC Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Medley LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Medley Management Inc. needs funds, and Medley LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, is at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Medley LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medley LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medley LLC are generally subject to similar legal limitations on their ability to make distributions to Medley LLC.

Medley Management Inc. is controlled by our pre-IPO owners, whose interests may differ from those of our public stockholders.

Medley Group LLC, an entity controlled by our pre-IPO owners, holds approximately 97.5% of the combined voting power of our Class A and Class B common stock. Accordingly, our pre-IPO owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Our pre-IPO owners comprise all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. Because Medley Group LLC, as the holder of our Class B common stock, has a number of votes equal to 10 times the number of LLC Units held by all non-managing members of Medley LLC for so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding the LLC Units held by Medley Management Inc.), we anticipate that Medley Group LLC will continue to have a majority of the combined voting power of our Class A and Class B common stock even when our pre-IPO owners own less than a majority economic interest in our company.

In addition, our pre-IPO owners own 79.5% of the LLC Units. Because they hold their ownership interest in our business directly in Medley LLC, rather than through Medley Management Inc., these pre-IPO owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Medley LLC makes distributions to Medley Management Inc., the non-managing members of Medley LLC will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in Medley LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when Medley Management Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Person Transactions — Tax Receivable Agreement.”

Medley Management Inc. will be required to pay exchanging holders of LLC Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LLC Units and related transactions.

Holders of LLC Units (other than Medley Management Inc.) may, subject to certain conditions and transfer restrictions applicable to such holders as set forth in the operating agreement of Medley LLC, from and after the first anniversary of the date of the completion of our IPO (subject to the terms of the exchange agreement), exchange their LLC Units for Class A common stock on a one-for-one basis. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Medley LLC, the payments that Medley Management Inc. may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the holders of LLC Units. See “Certain Relationships and Related Person Transactions — Tax Receivable Agreement.”

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, Medley Management Inc. elects an early termination of the tax receivable agreement, Medley Management Inc.’s obligations under the tax receivable agreement (with respect to all LLC Units whether or not previously exchanged) would be calculated by reference to the value of all future payments that holders of LLC Units would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that Medley Management Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any LLC Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination. In addition, holders of LLC Units will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. Medley Management Inc.’s ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments under the tax receivable agreement could be in excess of Medley Management Inc.’s actual cash tax savings.

Accordingly, it is possible that the actual cash tax savings realized by Medley Management Inc. may be significantly less than the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions described in greater detail below under “Certain Relationships and Related Person Transactions — Tax Receivable Agreement,” we estimate that if Medley Management Inc. were to have exercised its termination right on December 31, 2014, the aggregate amount of these termination payments would have been approximately $166.1 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

•	prohibit Class A common stockholders from acting by written consent unless such action is recommended by all directors then in office, but permit Class B common stockholders to act by written consent without requiring any such recommendation;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.

The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate.

In addition, we and our pre-IPO owners have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of our IPO (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Our pre-IPO owners do not have the right to exchange their LLC Units for shares of our Class A common stock during the first year after the date of our IPO. After the first anniversary of our IPO (subject to the terms of the exchange agreement), an aggregate of 23,333,333 LLC Units may be exchanged for shares of our Class A common stock and, subject to the transfer restrictions described under “Certain Relationships and Related Person Transactions — Limited Liability Company Agreement of Medley LLC,” sold. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Person Transactions — Exchange Agreement.”

The disparity in the voting rights among the classes of our capital stock may have a potential adverse effect on the price of our Class A common stock.

Each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally. Medley Group LLC, as the holder of our Class B common stock, has a number of votes equal to 10 times the number of LLC Units held by all non-managing members of Medley LLC for so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding the LLC Units held by Medley Management Inc.). The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.

We are a “controlled company” within the meaning of the NYSE’s rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Medley Group LLC, an entity owned by our pre-IPO owners holds a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. In addition, because Medley Group LLC, as the holder of our Class B common stock, has a number of votes equal to 10 times the number of LLC Units held by all non-managing members of Medley LLC for so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding the LLC Units held by Medley Management Inc.), we anticipate that Medley Group LLC will continue to have at least a majority of the combined voting power of our Class A and Class B common stock even when our pre-IPO owners own less than a majority economic interest in our company. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•	are not required to have a compensation committee that is composed entirely of independent directors; and

•	are not required to have a nominating and corporate governance committee that is composed entirely of independent directors.

We are utilizing these exemptions. As a result, a majority of the directors on our board are not independent. In addition, our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

We are an emerging growth company, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019. We will cease to be an emerging growth company upon the earliest of: (i) December 31, 2019; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which we become a “large accelerated filer,” which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we will incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our inability to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and common stock price.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Because we are not yet required and, therefore, have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. In addition, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. If, we are not able to complete our assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations or financial reporting could be adversely affected and, once we are no longer an emerging growth company, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. For the reasons described more fully in the following paragraph, deficiencies in our internal controls over financial reporting pose risks to investors in our Class A common stock.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our Class A common stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

Even if a trading market develops, the market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the initial public offering price.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

You may be diluted by the future issuance of additional Class A common stock or LLC Units in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2014, we had 2,994,000,000 shares of Class A common stock authorized but unissued, including approximately 23,333,333 shares of Class A common stock issuable upon exchange of LLC Units that will be held by the non-managing members of Medley LLC. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited liability company agreement of Medley LLC permits Medley LLC to issue an unlimited number of additional limited liability company interests of Medley LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 4,500,000 shares of Class A common stock and LLC Units for issuance under our 2014 Omnibus Incentive Plan, including 1,197,915 shares issuable upon the vesting of restricted stock units granted as of December 31, 2014. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in leased office space at 375 Park Avenue, New York, New York 10152. We also lease the space for our other office in San Francisco. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3.  Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding against Security National Guaranty, Inc. (the “SNG” or the “borrower”), Tanam Corp. and Abbat Corp., following the borrower’s failure to repay a loan made in 2008.  MOF I held the beneficial interest in the Fourth Third LLC loan.  SNG filed a counterclaim against Fourth Third LLC on September 2, 2014.  SNG also named MCC as a defendant, alleging that MCC acted as Fourth Third LLC’s agent.  The counterclaim alleged $300 million in damages arising from Fourth Third LLC’s alleged breach of an oral agreement to accept a discounted payoff.  MCC did not act as agent or have any interest in the loan SNG defaulted on or any relationship whatsoever with SNG.  It is possible that we or other of our subsidiaries could be joined to this proceeding in the future, but we believe SNG’s claims are without merit and MCC intends to defend the counterclaim vigorously.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on the NYSE under the symbol “MDLY”. Our Class A common stock began trading on the NYSE on September 24, 2014.

The number of holders of record of our Class A common stock as of March 30, 2015 was 1. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. There is no publicly traded market for our Class B common stock, which is held by Medley Group, LLC.

The following table sets forth the high and low intra-day sales prices per share of our Class A common stock, for the periods indicated, as reported by the NYSE:

	Sales Price
2014	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (beginning September 24, 2014)	$17.44	$16.00
Fourth Quarter	$17.42	$13.35

(1)   Represents the high and low sales price for the period from September 24, 2014, the date our class A common stock began trading, through December 31, 2014.

Dividend Policy

On November 10, 2014, we declared a dividend of $0.20 per share to holders of our Class A common stock as of the close of business on December 17, 2014, payable on January 5, 2015.

The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Medley Management Inc. is a holding company and has no material assets other than its ownership of LLC Units in Medley LLC. We intend to cause Medley LLC to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If Medley LLC makes such distributions to Medley Management Inc., the other holders of LLC Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Medley LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Medley LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Medley LLC are generally subject to similar legal limitations on their ability to make distributions to Medley LLC. In addition, the Senior Secured Credit Facilities limit the ability of Medley LLC to pay distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments — Senior Secured Credit Facilities.”

Because Medley Management Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Medley LLC to its members on a per LLC Unit basis.

Medley LLC’s historical distributions include compensatory payments and other benefits paid to our senior professionals who are members of Medley LLC, which have historically been accounted for as distributions on the equity held by such senior professionals rather than as employee compensation. Following this offering, compensation and other benefits paid to our senior professionals who are members of Medley LLC will be accounted for as employee compensation.

For the years ended December 31, 2014, 2013 and 2012, Medley LLC made distributions to our pre-IPO owners in the amount of $121.5 million, $41.7 million and $18.7 million, respectively.

Stock Performance Graph

The following graph compares the cumulative stockholder return from September 24, 2014, the date our Class A common stock began trading on the NYSE, through December 31, 2014, with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. The graph assumes that the value of the investment in our Class A common stock and each index was $100 on September 24, 2014 and that all dividends and other distributions were reinvested.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Item 6.      Selected Financial Data

The following selected consolidated financial data presents selected data on the financial condition and results of operations of Medley Management Inc., and, for periods prior to September 29, 2014, the financial condition and results of operations of Medley LLC, the predecessor of Medley Management Inc. Medley LLC is considered the predecessor of Medley Management Inc. for accounting purposes, and its consolidated financial statements are the historical financial statements of Medley Management Inc. This financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes thereto included in this Annual Report on Form 10-K.

We derived the following selected consolidated financial data of Medley Management Inc. as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of financial condition data as of December 31, 2012 was derived from our audited consolidated financial statements which are not included in this report.

For periods prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to United States federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax. As a result of the corporate reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates.

Our historical results are not necessarily indicative of the results expected for any future period.

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands except share and per share amounts)
Statement of Operations Data:
Revenues
Management fees	$61,252	$36,446	$25,325
Performance fees	2,050	2,412	765
Other revenues and fees	8,871	5,011	2,152
Total revenues	72,173	43,869	28,242

Expenses
Compensation and benefits	20,322	13,712	11,477
Performance fee compensation	(1,543)	7,192	5,148
Consolidated Funds expenses	1,670	1,225	1,653
General, administrative and other expenses	16,312	12,655	9,679
Total expenses	36,761	34,784	27,957

Other income (expense)
Dividend income	886	886	245
Interest expense	(5,520)	(1,479)	(831)
Other expenses, net	(1,773)	(483)	(552)
Interest and other income of Consolidated Funds	71,468	52,550	39,001
Interest expense of Consolidated Funds	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investments of Consolidated Funds	789	(16,080)	(1,600)
Net change in unrealized depreciation on investments of Consolidated Funds	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,174	(306)	787
Total other income, net	36,516	29,089	24,281
Income before income taxes	71,928	38,174	24,566
Provision for income taxes	2,528	1,639	1,087
Net income	69,400	36,535	23,479
Net income attributable to non-controlling interests in Consolidated Funds	29,717	12,898	11,561
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-
Net income attributable to non-controlling interests in Medley LLC	36,055	$23,637	$11,918
Net income attributable to Medley Management Inc.	$1,695

Per common stock data:
Dividends declared per Class A common stock	$0.20
Net income per Class A common stock - Basic and Diluted	$0.24 (1)
Weighted average shares - Basic and Diluted	6,000,000

(1)     Based on net income attributable to Medley Management Inc. from September 29, 2014 through December 31, 2014.

	As of December 31,
	2014	2013	2012
	(Amounts in thousands)
Statement of Balance Sheet Data:
Assets
Cash and cash equivalents	$87,206	$5,395	$1,292
Investment, at fair value	9,901	10,173	9,929
Management fees receivable	15,173	8,921	4,672
Performance fees receivable	5,573	3,339	928
Other assets	9,230	5,308	3,530

Assets of Consolidated Funds:
Cash and cash equivalents	38,111	60,355	74,133
Investments, at fair value	734,870	453,396	356,619
Interest and dividends receivable	6,654	2,969	3,100
Other assets	3,681	436	229
Total assets	$910,399	$550,292	$454,432

Liabilities and Equity
Loans payable	$103,057	$27,990	$6,514
Accounts payable, accrued expenses and other liabilities	27,583	17,613	12,666
Performance fee compensation payable	11,807	16,225	10,858

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	5,767	1,325	1,084
Secured borrowings	141,135	41,178	16,374
Total liabilities	289,349	104,331	47,496

Equity
Total stockholders’ deficit, Medley Management Inc.	(2,052)	-	-
Non-controlling interests in Consolidated Funds	625,548	464,475	407,353
Non-controlling interests in consolidated subsidiaries	1,526	40	40
Non-controlling interests in Medley LLC	(3,972)	-	-
Medley LLC members' deficit prior to reorganization	-	(18,554)	(457)
Total equity	621,050	445,961	406,936
Total liabilities and equity	$910,399	$550,292	$454,432

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of

Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 included in this Annual Report on Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of December 31, 2014, we have in excess of $3.7 billion of AUM of investable capital in business development companies, MCC and SIC, and private investment vehicles. Over the past 13 years, we have invested in excess of $5.1 billion to help over 280 companies grow across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year over year AUM growth as of December 31, 2014 was 61% and our compounded annual growth rate of AUM from December 31, 2010 through December 31, 2014 was 40%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a combined AUM of $2.3 billion as of December 31, 2014.
•	Long-dated private funds and SMAs: MOF I, MOF II, MOF III and SMAs, have a total AUM of $1.4 billion as of December 31, 2014.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 61% of our AUM as of December 31, 2014. We expect that AUM growth in MCC and SIC and the launch of new permanent capital vehicles will continue to increase the proportion of our AUM derived from permanent capital vehicles over time.

For the year ended December 31, 2014, 89% of our standalone revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 80 employees, including over 45 investment, origination and credit management professionals, and over 35 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

We believe that our revenue is consistent and predictable due to our investment strategy and nature of our fees. The significant majority of our standalone revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees from our permanent capital vehicles are generally equal to 20% of net investment income, subject to a hurdle rate, and are also paid quarterly in cash.

We also earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are typically 15% or 20% of total return above a hurdle rate. These performance fees are accrued quarterly and paid after return of all invested capital and an amount sufficient to achieve the hurdle rate of return.

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

We also receive incentive fees related to realized capital gains in our permanent capital vehicles that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting (1) the sum of cumulative realized capital losses and unrealized capital depreciation from (2) cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses and benefits paid and payable to our employees as well as the performance fee compensation that is directly related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, expense support agreement expenses related to SIC, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third party marketing expenses and other general operating items.

Reorganization and Initial Public Offering

Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its IPO of its Class A common stock. We raised $100.4 million, net of underwriting discounts, through the issuance of 6,000,000 shares of Class A common stock at a public offering price of $18.00 per share. The offering proceeds were used to purchase 6,000,000 newly issued LLC Units from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.

In connection with the IPO, Medley Management Inc. issued 100 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For so long as the pre-IPO members and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder.

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

Our Structure

Medley Management Inc. is a holding company and its sole asset is a controlling equity interest in Medley LLC. Medley Management Inc. operates and controls all of the business and affairs and consolidates the financial results of Medley LLC and its subsidiaries. Prior to the completion of our IPO, the limited liability company agreement of Medley LLC was amended and restated to, among other things, modify its capital structure by reclassifying the interests previously held by our pre-IPO owners into a single new class of units that we refer to as “LLC Units.” We and our pre-IPO owners have also entered into an exchange agreement under which they (or certain permitted transferees) have the right, from and after the first anniversary of the date of the completion of our IPO (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 100 issued and outstanding shares of our Class B common stock. For so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, (1) shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and (2) shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. If at any time the ratio at which LLC Units are exchangeable for shares of our Class A common stock changes from one-for-one as described under “Certain Relationships and Related Person Transactions — Exchange Agreement,” the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

Other than Medley Management Inc., holders of LLC Units, including our pre-IPO owners, are, subject to limited exceptions, prohibited from transferring any LLC Units held by them upon consummation of our IPO, or any shares of Class A common stock received upon exchange of such LLC Units, until the third anniversary of our IPO without our consent. Thereafter and prior to the fourth and fifth anniversaries of our IPO, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them upon consummation of our IPO, together with the number of any shares of Class A common stock received by them upon exchange therefor, without our consent. While this agreement could be amended or waived by us, our pre-IPO owners have advised us that they do not intend to seek any waivers of these restrictions.

The diagram below depicts our current organizational structure:

(1)	The Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will provide Medley Group LLC with a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock.
(2)	If our pre-IPO owners exchanged all of their LLC Units for shares of Class A common stock, they would hold 79.5% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.
(3)	Certain individuals, entities and other partners engaged in our business continue to own interests directly in selected operating subsidiaries, including, in certain instances, entities that receive management, performance and incentive fees from funds that we advise. For additional information concerning these interests, see “Business — Fee Structure.”
(4)	Entities controlled by former employees hold limited liability company interests in MCC Advisors LLC that entitle them to approximately 4.86% of the net incentive fee income through October 29, 2015 and an additional 5.75% of the net incentive fee income through August 20, 2016 from MCC Advisors LLC.

(5)	SC Distributors, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, as well as 20% of the returns of the investments held at SIC Advisors LLC.
(6)	As of December 31, 2014, certain former employees and former members of Medley LLC hold approximately 41% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of December 31, 2014, approximately 61% of our AUM was in permanent capital vehicles, which have unlimited duration, attractive total returns and strong growth. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

In general, 2013 and 2014 were characterized by economic recovery and increasing investor demand for yield products given historically low interest rates, which continued to drive corporate credit issuance to record levels in the United States. We have benefited from the demand for yield products and have grown our AUM over this period. Generally, private debt markets did not experience the same level of credit spread tightening seen in the broader markets, which has allowed us to continue to deliver strong total returns to investors and grow our AUM.

In addition to these macroeconomic trends and market factors, our future performance is dependent on our ability to attract new capital. We believe the following factors will influence our future performance:

•	The extent to which investors favor directly originated private credit investments. Our ability to attract additional capital is dependent on investors’ views of directly originated private credit investments relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance of directly originated private credit investment strategies for institutional investors; (2) increasing demand for directly originated private credit investments from retail investors; (3) recognition by the consultant channel, which serves endowment and pension fund investors, that directly originated private credit is an important component of asset allocation; (4) increasing demand from insurance companies seeking alternatives to investing in the liquid credit markets; and (5) de-leveraging of the global banking system, bank consolidation and increased bank regulatory requirements.

•	Our ability to generate strong, stable returns and retain investor capital throughout market cycles. The capital we are able to attract and retain drives the growth of our AUM, fee earning AUM and management fees we earn. We believe we are well positioned to capitalize on investment opportunities throughout market cycles given our AUM is in either permanent capital vehicles or long-dated private funds and SMAs.

•	Our ability to source investments with attractive risk-adjusted returns. Our ability to grow our revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised. We believe that the current economic environment provides attractive investment opportunities. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, size and the liquidity of these investment opportunities. A significant decrease in the quality or quantity of investment opportunities in the directly originated private credit market, a substantial increase in corporate default rates, an increase in competition from new entrants providing capital to the private debt market and a decrease in recovery rates of directly originated private credit could adversely affect our ability to source investments with attractive risk-adjusted returns.

•	The attractiveness of our product offering to investors. We believe defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies are increasing exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicles benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

•	The strength of our investment process, operating platform and client servicing capabilities. Following the most recent financial crisis, investors in alternative investments, including those managed by us, have heightened their focus on matters such as manager due diligence, reporting transparency and compliance infrastructure. Since inception, we have invested heavily in our investment monitoring systems, compliance and enterprise risk management systems to proactively address investor expectations and the evolving regulatory landscape. We believe these investments in operating infrastructure will continue to support our growth in AUM.

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

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to us.

Consolidation and Deconsolidation of Medley Funds

We consolidate certain funds in our consolidated financial statements presented in this Annual Report on Form 10-K. These funds represented approximately 19% of our fee earning AUM as of December 31, 2014 and 19% of our management fees and 74% of our performance fees for the year ended December 31, 2014, on a standalone basis.

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

Effective January 1, 2015, we completed our role as investment manager of MOF I LP, one of the Consolidated Funds, and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, we deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recorded on the deconsolidation or future impact on management fees as they were scheduled to decrease to zero at the end of 2014. Total AUM of this fund as of December 31, 2014 was $17.0 million.

Non-Consolidated Variable Interest Entities

Beginning in November 2006, we held a variable interest in an investment fund which was formed under the laws of the Cayman Islands and organized to make investments in a diversified portfolio of corporate and asset-based investments. The equity holders (as a group) lack the direct and indirect ability through voting rights or similar rights to make decisions about this legal entity’s activities that have a significant effect on the success of the legal entity. As such, this entity is considered to be a VIE. We had a variable interest in the fund through an investment management agreement pursuant to which we managed the investment activities of the fund, received an annual base management fee and were entitled to receive an incentive fee, subject to the underlying financial performance of the investment fund. We did not consolidate this entity as we were not deemed to be its primary beneficiary. We determined that we were not the primary beneficiary as we did not absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or have majority control of the entity. We considered the accounting treatment under ASU 2010-10 as all the respective conditions were met. Effective October 31, 2014, the investment management agreement was terminated and we transferred our responsibilities to a new investment manager and, as such, no longer held a variable interest in this entity.

Components of our Results of Operations

Management Fees. Management fees include both base management fees as well as Part I incentive fees. In our consolidated results, our base management fees attributable to our Consolidated Funds are eliminated in our consolidated results of operations.

•	Base Management Fees. Base management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital (4) NAV or (5) lower of cost or market value of a fund’s portfolio investments. These fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund. Base management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability.

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

MCC Part I incentive fees are equal to 20.0% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed ‘‘hurdle rate’’ of 2.00% per quarter, calculated on the prior quarter net asset value. No fee is earned until MCC’s net investment income exceeds the 2.0% hurdle rate. There is a ‘‘catch-up’’ provision that allocates to us all investment income above the hurdle rate but below a 2.5% return on the prior quarter net asset value. Thereafter, we receive 20.0% of MCC’s net investment income above a 2.5% return on the prior quarter net asset value. We believe MCC Part I incentive fees are predictable and are recurring in nature. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

SIC Part I incentive fees are equal to 20.0% of its net investment income (before SIC Part I incentive fees and SIC Part II incentive fees), subject to a fixed ‘‘hurdle rate’’ of 1.75% per quarter, calculated on the prior quarter net asset value. No fee is earned until SIC’s net investment income exceeds the 1.75% hurdle rate. There is a ‘‘catch-up’’ provision that allocates to us all investment income above the hurdle rate but below a 2.1875% return on the prior quarter net asset value. Thereafter, we receive 20.0% of SIC’s net investment income above a 2.1875% return on the prior quarter net assets value. We believe SIC Part I incentive fees are predictable and are recurring in nature. SIC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

Performance Fees. Our long-dated private funds and SMAs have industry standard carried interest performance fee structures and are typically 15% or 20% of the total return over a 6.0% or 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item on our consolidated statements of operations. These fees are subject to clawbacks, and netted against unrealized and realized losses. However, similar to Part I incentive fees, the key driver of these fees are interest income on senior secured loans, which are generally held to maturity. As such, similar to Part I incentive fees, we believe there is a high degree of predictability associated with these fees as compared to performance fees associated with more volatile trading or private equity investment strategies.

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to "Risk Factors – Risks Related to Our Business and Industry" included in this Annual Report on Form 10-K.

We may be liable to certain funds for previously realized performance fees if the fund's investment values decline, which vary from fund to fund, and in all cases each investment fund is considered separately in evaluating performance fees. If upon a liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees could be required to be returned. As of December 31, 2014 and 2013, we had not received any performance fee distributions, except for tax distributions related to our allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. If the funds were liquidated at their fair values at December 31, 2014 and 2013, there would have been no clawback obligation or liability. Additionally, if we assumed that all existing investments were valued at $0 at December 31, 2014, there would have been no clawback obligation or liability.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the year ended December 31, 2014, the Company reversed $4.4 million and $2.3 million of previously recognized performance fees on a standalone and consolidated basis, respectively. The Company did not reverse any previously recognized performance fees for the year ended December 31, 2013. Cumulative performance fees recognized through December 31, 2014 were $20.4 million and $5.6 million on a standalone and consolidated basis, respectively.

•	Part II Incentive Fees. For our permanent capital vehicles, Part II incentive fees generally represent 20.0% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

Other revenues and Fees. We provide administrative services to certain of our affiliated funds that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. These fees are reported within total revenues in our consolidated financial statements included in this Annual Report on Form 10-K.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See "Business - Fee Structure." See "Critical Accounting Policies" and Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the manner in which management fees, performance fees and other fees are generated.

Expenses

Compensation and Benefits. Compensation and benefits generally includes salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expenses relating to restricted stock units are measured at fair value as of the grant date, taking into consideration expected forfeitures, and are expensed over the vesting period on a straight line basis. Bonuses are accrued over the service period to which they relate.

Prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense.

Performance Fee Compensation. Performance fee compensation includes compensation directly related to performance fees, which generally consists of profit interests that we grant to our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profits interest granted and is calculated based upon the net present value of the projected performance fees. Payments to profit interest holders are payable when the performance fees are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue. We have an obligation to pay our employees a portion of the performance fees earned from certain funds, including revenue from Consolidated Funds that is eliminated in consolidation.

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

General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services, placement fees, SIC expenses under an investment advisory and expense support and reimbursement agreements and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in Consolidated Funds. Depreciation of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from three to seven years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease.

As a newly public company, we will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional annual expenses related to these steps and, among other things, additional expenses related to directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Other Income/Expense

Dividend Income. Dividend income consists of dividends associated with our equity method investment in SIC. Dividends are recognized on an accrual basis to the extent that such amounts are expected to be collected.

Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.

Other Expenses, net. Other expenses, net consists primarily of expenses associated with our revenue share payable and unrealized gains (losses) associated with our equity method investment.

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds relates to interest and dividend income generated from the underlying investments securities. Interest and other income are recognized on an accrual basis to the extent such amounts are expected to be collected. These sources of revenue are generally attributable to the related funds’ limited partners and are allocated to non-controlling interests. As such, these sources of revenue have no direct material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

Interest Expense of Consolidated Funds. Interest expense of Consolidated Funds relates to interest and dividend income generated from the underlying investments securities attributable to the counterparty to the loan participations. Interest expense on secured borrowings of our Consolidated Funds is recognized on the basis as the underlying interest and other income. As such, this interest expense has no direct material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

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

Net Change in Unrealized Depreciation on Investment of Consolidated Funds. Net change in unrealized depreciation on investments of Consolidated Funds reflects both unrealized gains and losses on investments from periodic changes in fair value of investments held by our Consolidated Funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments. The net change in unrealized depreciation on investment of Consolidated Funds is generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

Net Change in Unrealized Depreciation (Appreciation) on Secured Borrowings of Consolidated Funds. Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds reflects both unrealized gains and losses from periodic changes in the fair value of these secured borrowings attributable to loan participations of our Consolidated Funds and the reversal upon repayments of these secured borrowings of unrealized gains and losses previously recognized for these secured borrowings. The net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds is attributable to the counterparty to the loan participations. As such, these unrealized gains and losses have no material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

Provision for Income Taxes. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to United States federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax. As a result of the reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of the Corporation’s earnings are not subject to corporate level taxes.

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

We recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes.

Net Income Attibuted to Non-Controlling Interests in Consolidated Funds. Net income attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in Consolidated Funds that are consolidated in our financial statements.

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

Managing Business Performance

Standalone Financial Information

Under U.S. GAAP we are required to consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See ‘‘Critical Accounting Policies — Principles of Consolidation’’ and Note 2, ‘‘Summary of Significant Accounting Policies,’’ to our consolidated financial statements included in this Annual Report on Form 10-K. In order to make operating decisions, assess performance and allocate resources, management uses information derived from our consolidated balance sheets and statements of operations that have been adjusted to eliminate the consolidating effects of the Consolidated Funds, on our consolidated balance sheets and statements of operations, which we refer to as ‘‘standalone financial information’’ or information presented on a ‘‘standalone basis’’. Revenues from management fees, performance fees and investment income on a standalone basis are greater than those presented on a consolidated basis in accordance with GAAP because certain revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses on a standalone basis are lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the expenses of the Consolidated Funds.

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting standalone net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs to our employees and amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

 Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes that the following transactions had occurred at the beginning of each year presented: (1) the issuance of 6,000,000 shares of Class A common stock in connection with our IPO (2) the conversion by the pre-IPO holders of 23,333,333 LLC Units for 23,333,333 shares of Class A common stock and (3) the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures during the period.

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our standalone pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes we used an annual effective corporate tax rate of 43.0%. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Standalone Performance Measures to Consolidated GAAP Financial Measures.”

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total standalone revenue per share.

These standalone financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Overview of Consolidated Results of Operations," which are prepared in accordance with U.S. GAAP. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see Note 15, "Segment Reporting," of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except AUM, share and per share data)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$37,750	$23,637	$11,918

Standalone Data:
Core Net Income (1)	$40,882	$23,206	$10,428
Core EBITDA	47,957	25,662	11,860
Core Net Income Per Share	$0.79	$0.45	$0.20
Core Net Income Margin	29.2%	22.8%	15.2%
Pro-Forma Weighted Average Shares Outstanding	30,491,417	30,484,722	30,484,722

Other Data (at period end, in millions):
AUM	$3,682	$2,283	$1,765
Fee Earning AUM	3,058	2,006	1,509

(1)	Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from members’ capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions);

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the period-to-period roll forward of AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, January 1, 2012	$281	$1,009	$1,290	22%	78%
Commitments (1)	415	313	728
Capital Reduction (2)	-	(45)	(45)
Distributions (3)	(27)	(86)	(113)
Change in fund value (4)	32	(127)	(95)
Ending balance, December 31, 2012	701	1,064	1,765	40%	60%
Commitments (1)	576	129	705
Capital Reduction (2)	-	-	-
Distributions (3)	(55)	(61)	(117)
Change in fund value (4)	57	(128)	(70)
Ending balance, December 31, 2013	1,279	1,004	2,283	56%	44%
Commitments (1)	1,037	704	1,741
Capital Reduction (2)	-	(185)	(185)
Distributions (3)	(109)	(33)	(142)
Change in fund value (4)	46	(61)	(15)
Ending balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $1.4 billion, or 61%, to $3.7 billion as of December 31, 2014 compared to AUM as of December 31, 2013.

•	Our permanent capital vehicles increased AUM by $974.9 million, or 76%, primarily associated with new equity issuances and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $424.4 million, or 42%, primarily associated with new capital commitments from our SMAs.

AUM increased by $517.9 million, or 29%, to $2.3 billion as of December 31, 2013 compared to AUM as of December 31, 2012.

•	Our permanent capital vehicles increased AUM by $577.5 million, or 82%, primarily associated with new equity issuances at MCC and SIC during the year. Our long-dated private funds and SMAs decreased AUM by $59.6 million, or 6%, primarily associated with distributions and changes in fund values, partially offset by additional commitments.

AUM increased by $474.5 million, or 37%, to $1.8 billion as of December 31, 2012 compared to AUM as of January 1, 2012.

•	Our permanent capital vehicles increased AUM by $419.9 million, or 149%, primarily associated with new equity issuances at MCC and SIC during the year. Our long-dated private funds and SMAs decreased AUM by $54.6 million, or 5%, primarily associated with new capital commitments, offset by distributions and changes in fund values.

During the third quarter of 2014, two brokerage firms, including one that has historically been a significant channel for new equity issuances by SIC, suspended sales of SIC and several other independently sponsored funds distributed through SC Distributors, the dealer-manager for SIC. Since that time, the smaller of the two brokerage firms lifted its suspension and is currently distributing SIC.

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

Components of Fee Earning AUM

	As of December 31,
	2014	2013
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,047	$1,072
Fee earning AUM based on capital commitments	88	581
Fee earning AUM based on invested capital or NAV	923	353
Total fee earning AUM	$3,058	$2,006

As of December 31, 2014, fee earning AUM based on gross asset value increased by $975.3 million, or 91%, compared to December 31, 2013. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of MCC and SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of December 31, 2014, fee earning AUM based on capital commitments decreased by $493.2 million or 85%, compared to December 31, 2013. The decrease in fee earning AUM based on capital commitments was due to the transfer of MOF II from fee earning AUM based on capital commitments to fee earning AUM based on invested capital or NAV as of July 1, 2014 as required by the fund’s limited partnership agreements or result of the expiration of the fund’s investment period.

As of December 31, 2014, fee earning AUM based on invested capital or NAV increased by $570.2 million, or 162%, compared to December 31, 2013. The increase in fee earning AUM based on gross asset value was due primarily to the transfer of MOF II from fee earning AUM based on capital commitments to fee earning AUM based on invested capital or NAV, as well as the increase in AUM of our SMAs that resulted from new capital commitments.

The table below presents the roll forward of Fee Earning AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, January 1, 2012	$254	$954	$1,207	21%	79%
Commitments (1)	315	195	511
Capital Reduction (2)	-	-	-
Distributions (3)	(28)	(86)	(114)
Change in fund value (4)	32	(127)	(95)
Ending balance, December 31, 2012	573	936	1,509	38%	62%
Commitments (1)	497	186	683
Capital Reduction (2)	-	-	-
Distributions (3)	(55)	(61)	(116)
Change in fund value (4)	57	(127)	(70)
Ending balance, December 31, 2013	1,072	934	2,006	53%	47%
Commitments (1)	1,036	439	1,475
Capital Reduction (2)	-	(253)	(253)
Distributions (3)	(107)	(49)	(156)
Change in fund value (4)	46	(60)	(14)
Ending balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $1.0 billion, or 52%, to $3.0 billion as of December 31, 2014 compared to total fee earning AUM as of December 31, 2013 was due primarily to increased commitments from permanent capital vehicles.

As of December 31, 2013, total fee earning AUM increased $496.2 million, or 33%, compared to the year ended December 31, 2012.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 165 investments and have invested a total of $780 million. As of December 31, 2014, the fee earning AUM was $748 million. The performance for SIC as of December 31, 2014 is summarized below:

Annualized Net Total Return(1):	8.0%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	88.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 137 investments and have invested a total of $1.7 billion. As of December 31, 2014, excluding Medley SBIC LP, the fee earning AUM was $1.1 billion. The performance for MCC as of December 31, 2014 is summarized below:

Annualized Net Total Return(2):	8.7%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	82.3%

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 17 investments and have invested a total of $189 million. As of December 31, 2014, the fee earning AUM was $176 million. The performance for Medley SBIC fund as of December 31, 2014 is summarized below:

Gross Internal Rate of Return(3):	17.3%
Net Internal Rate of Return(4):	13.7%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 58 investments and have invested a total of $828 million. As of December 31, 2014, the fee earning AUM was $567 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2014 is summarized below:

Gross Internal Rate of Return(3):	17.6%
Net Internal Rate of Return(5):	8.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 58 investments and have invested a total of $425 million. As of December 31, 2014, the fee earning AUM in our SMAs was $339 million. The performance for our SMAs as of December 31, 2014 is summarized below:

Gross Internal Rate of Return(3):	13.5%
Net Internal Rate of Return(6):	9.8%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers, with a focus on providing senior secured loans. As of December 31, 2014, AUM was $88 million and no capital was invested.

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the closing price as of the measurement date.

(2)	Annual Net Total Return for MCC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at the closing price as of the measurement date.

(3)	For MOF II, SMAs, Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2014. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(4)	Earnings from Medley SBIC are paid to MCC. Accordingly, the Net Internal Rate of Return for Medley SBIC reflects an assumed proportional allocation of applicable MCC management and incentive fees, including general fund related expenses. As of December 31, 2014, Medley SBIC Net Internal Rate of Return on a cash basis was 17.0%.

(5)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 3, and includes the actual management fees, incentive fees and general fund related expenses.

(6)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 3, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012.

The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, our Consolidated Funds are not the same entities in all periods shown due to changes in ownership percentages of certain funds. We consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our consolidated results for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Revenues
Management fees	$61,252	$36,446	$25,325
Performance fees	2,050	2,412	765
Other revenues and fees	8,871	5,011	2,152
Total revenues	72,173	43,869	28,242

Expenses
Compensation and benefits	20,322	13,712	11,477
Performance fee compensation	(1,543)	7,192	5,148
Consolidated Funds expenses	1,670	1,225	1,653
General, administrative and other expenses	16,312	12,655	9,679
Total expenses	36,761	34,784	27,957

Other income (expense)
Dividend income	886	886	245
Interest expense	(5,520)	(1,479)	(831)
Other expenses, net	(1,773)	(483)	(552)
Interest and other income of Consolidated Funds	71,468	52,550	39,001
Interest expense of Consolidated Funds	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investments of Consolidated Funds	789	(16,080)	(1,600)
Net change in unrealized depreciation on investments of Consolidated Funds	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,174	(306)	787
Total other income, net	36,516	29,089	24,281
Income before income taxes	71,928	38,174	24,566
Provision for income taxes	2,528	1,639	1,087
Net income	69,400	36,535	23,479
Net income attributable to non-controlling interests in Consolidated Funds	29,717	12,898	11,561
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-
Net income attributable to non-controlling interests in Medley LLC	36,055	$23,637	$11,918
Net income attributable to Medley Management Inc.	$1,695

Other data (at period end, in millions):
AUM	$3,682	$2,283	$1,765
Fee earning AUM	$3,058	$2,006	$1,509

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Management Fees. Total management fees increased by $24.8 million, or 68%, to $61.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Our permanent capital vehicles generated an additional $20.3 million in management fees for the year ended December 31, 2014 compared to the same period in 2013. Management fees from MCC increased $13.4 million due to a 47% increase in fee earning AUM over that period. Management fees from SIC increased $6.9 million due to a 302% increase in fee earning AUM over that period.

•	Our long-dated private funds and SMAs generated an additional $4.5 million in management fees for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase in management fees of $7.0 million from MOF II and SMAs, which experienced a 31% increase in fee earning AUM over that period. The increase in management fees for the period was partially offset by a decrease in managements fees of $2.5 million from MOF I which is in the harvesting stage of its life cycle where loans are maturing and capital is being returned to investors.

Performance Fees. Performance fees decreased by $0.4 million or 15%, to $2.1 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease is due primarily to the reversal of previously accrued performance fees of SMAs as a result of year-end investment valuations.

Other Revenues and Fees. Other revenues and fees increased by $3.9 million, or 77%, to $8.9 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase of $2.1 million and $1.8 million of reimbursements from SIC for organizational and offering expense and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $6.6 million, or 48%, to $20.3 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 30% increase in average headcount for the year ended December 31, 2014 compared to the same period in 2013.

Performance Fee Compensation. Performance fee compensation decreased by $8.7 million or 121% to $(1.5) million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due to vesting of previously issued profit sharing interests, which caused an increase in expense during the year ended December 31, 2013 compared to the year ended December 31, 2014, as well as a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments that resulted from changes in certain projection assumptions.

Consolidated Funds Expenses. Consolidated Funds Expenses increased by $0.4 million, or 36%, to $1.7 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to increased professional fees expenses for valuation services.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.7 million, or 29%, to $16.3 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to expense support agreement expenses related to SIC, professional fees expenses including legal, audit and accounting services, recruiting and placement fee expenses related to the hiring of additional employees, and an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of our business.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.9 million remained consistent during the year ended December 31, 2014 compared to the same period in 2013.

Interest expense increased by $4.0 million to $5.5 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG, Cayman Island Branch. Average debt outstanding during the year ended December 31, 2014 and 2013 was $70.5 million and $15.6 million, respectively.

Other expenses, net increased by $1.3 million to $1.8 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase in expense associated with our revenue share payable, as well as an unrealized loss recorded on our shares of SIC as a result of a decrease in net asset value as of December 31, 2014 compared to the net asset value as of December 31, 2013.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, increased by $11.6 million, or 23%, to $61.5 million for the year ended December 31, 2014 compared to the same period in 2013. The increase in net interest income was due primarily to an increase in the invested capital of MOF II.

Net losses on investments of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $1.2 million, or 6%, to $18.6 million net loss for the year ended December 31, 2014 compared to the same period in 2013. The decrease in net losses on investments was due to a $16.9 million decrease in net realized losses, offset by a $15.7 million increase in net unrealized depreciation.

Provision for Income Taxes

Our effective consolidated income tax rate was 3.5% and 4.3% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate is due primarily to the recording of a deferred tax benefit relating to tax goodwill incurred in connection with Medley LLC’s acquisition of member interests from certain former members.  This decrease was partially offset by the corporate income tax impact of net income attributed to Medley Management Inc. which is subject to federal, state and local income taxes from September 29, 2014 through December 31, 2014. Prior to September 29, 2014, the Company was only subject to New York City’s unincorporated business tax.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated entities increased by $18.8 million to $31.7 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase in net income of the Consolidated Funds which was attributed primarily to an increase in invested capital of MOF II.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Management Fees. Total management fees increased by $11.1 million, or 44%, to $36.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.

•	Our permanent capital vehicles generated an additional $14.4 million in management fees for the year ended December 31, 2013 compared to the same period in 2012. Management fees from MCC increased $12.3 million due to a 90% increase in fee earning AUM. Management fees from SIC increased $2.1 million due to a 425% increase in fee earning AUM.

•	Our long-dated private funds and SMAs generated $3.3 million less for the year ended December 31, 2013 compared to the same period in 2012. The decrease was due primarily to a decrease of management fees of $4.0 million from MOF I due to a 38% decrease in fee earning AUM over the period. MOF I is in the harvesting stage of its life cycle where loans are maturing and capital is being returned to investors, and the fee earning AUM for MOF I is expected to continue to decrease in the future. The decrease in management fees for the period was partially offset by an increase in management fees of $0.1 million from the SMAs due to 329% increase in fee earning AUM.

Performance Fees.   Performance fees increased by $1.6 million, or 215%, to $2.4 million for the year ended December 31, 2013, compared to the same period in 2012. The increase was due primarily to an increase in the invested assets of our SMAs which resulted in an increase in performance fees earned.

Other Revenues and Fees.   Other revenues and fees increased by $2.9 million, or 133%, to $5.0 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases of $1.4 million and $1.5 million of reimbursements from SIC for organizational and offering expenses and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits.   Compensation and benefits increased by $2.2 million, or 19%, to $13.7 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases in base salary and bonuses resulting from an increase in headcount from 2012 to 2013. Guaranteed payments to our senior professionals who are members of Medley LLC have historically been accounted for as equity distributions.

Performance Fee Compensation.   Performance fee compensation increased by $2.0 million, or 40%, to $7.2 million for the year ended December 31, 2013 compared to the same period in 2012. The change in performance fee compensation was due primarily to vesting of previously issued profit sharing interests.

Consolidated Funds expenses.   Consolidated Funds expenses decreased by $0.4 million, or 26%, to $1.2 million for the year ended December 31, 2013 compared to the same period in 2012. The decrease was due primarily to a reduction in marketing expenses.

General, Administrative and Other Expenses.   General, administrative and other expenses increased by $3.0 million, or 31%, to $12.7 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases in expense support agreement expenses related to SIC, professional fees and recruiting and placement fee expenses related to the hiring of additional employees. The increase was partially offset by decreases in organizational and offering expenses related to SIC.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income increased by $0.6 million, or 262%, for the year ended December 31, 2013, compared to the same period in 2012. The increase in dividend income was due primarily to an increase in dividends received on our SIC shares.

Interest expense increased $0.6 million or 78% to $1.5 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to an increase in the balance of total average debt outstanding during the period.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds increased by $13.6 million, or 37%, to $52.6 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in net interest income was due primarily to an increase in interest income from MOF II.

Net investment losses of Consolidated Funds increased by $8.8 million, from a $10.9 million net loss for the year ended December 31, 2012 compared to the same period in 2013. The increase in net investment losses was due to a $14.4 million increase in net realized losses partially offset by a $5.6 million decrease in net unrealized depreciation.

Provision for Income Taxes

Our effective combined and consolidated income tax rate of 4.3% for the year ended December 31, 2013 compared to 4.4% for the year ended December 31, 2012 has remained fairly consistent.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated entities was $12.9 million for the year ended December 31, 2013 compared to $11.6 million for the same period in 2012. The increase in net income attributable to non-controlling interests of $1.3 million was due primarily to an increase in interest income of Consolidated Funds and a decrease in net unrealized depreciation on investments of Consolidated Funds, offset by realized losses on investments of Consolidated Funds.

Standalone Results of Operations

The following table sets forth our standalone results of operations for the years ended December 31, 2014, 2013 and 2012. Due to the GAAP requirement that certain funds be consolidated into Medley’s financial statements, we have presented certain standalone financial data below, which deconsolidates such funds in order to present operating results that we believe are most reflective of our performance.  In addition to analyzing the Company’s results of operations, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds, which are also reflected in the table below.

Discussed below are our results of operations on a standalone basis.

	For the Year Ended December 31,
	2014	2013	2012
Revenues
Management fees	$65,765	$46,424	$33,690
Performance fees	7,884	8,236	3,883
Other revenues and fees	8,871	5,011	2,527
Total revenues	82,520	59,671	40,100

Expenses
Compensation and benefits	20,322	13,712	11,477
Performance fee compensation	(1,543)	7,192	5,148
General, administrative and other expenses	16,312	12,655	9,679
Total expenses	35,091	33,559	26,304

Other income (expense)
Dividend income	886	886	245
Interest expense	(5,520)	(1,479)	(831)
Other expenses, net	(2,097)	(1,168)	(905)
Total other expense, net	(6,731)	(1,761)	(1,491)
Income before income taxes	$40,698	$24,351	$12,305
Provision for income taxes	1,015	714	387
Net income	39,683	23,637	11,918
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	37,750	23,637	11,918
Reimbursable fund startup expenses (1)	5,599	3,825	1,423
Severance expense (1)	(5)	737	-
IPO date award stock-based compensation (1)	822	-	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(3,284)	(4,993)	(2,913)
Core Net Income	$40,882	$23,206	$10,428
Interest expense	5,520	1,479	831
Income taxes	1,154	701	343
Depreciation and amortization	401	276	258
Core EBITDA	$47,957	$25,662	$11,860

Core Net Income Per Share	$0.79	$0.45	$0.20

Pro-Forma Weighted Average Shares Outstanding	30,491,417	30,484,722	30,484,722

(1)	Presented net of income taxes.

(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from members’ capital.

The following table provides the details of management fees and performance fees for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012

Management Fees
Base Management fees
Permanent capital vehicles	$28,775	$14,393	$6,891
Long-dated private funds and SMAs	17,483	18,395	19,714
Part I incentive fees on permanent capital vehicles	19,507	13,636	7,085
Total Management fees	65,765	46,424	33,690
Performance fees	7,884	8,236	3,883
Other revenues and fees	8,871	5,011	2,527
Total fee revenues	$82,520	$59,671	$40,100

Total fee revenue as a percentage of average fee earning AUM for the period	3.1%	3.4%	3.1%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Management Fees. Total management fees increased by $19.4 million, or 42%, to $65.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Our permanent capital vehicles generated an additional $20.3 million in management fees for the year ended December 31, 2014 compared to the same period in 2013. Management fees from MCC increased $13.4 million due to a 47% increase in fee earning AUM over that period. Management fees from SIC increased $6.9 million due to a 302% increase in fee earning AUM over that period.

•	Our management fees from private funds and SMAs decreased by $0.9 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due primarily to a decrease in managements fees of $2.8 million from MOF I which is in the harvesting stage of its life cycle where loans are maturing and capital is being returned to investors. This decrease was partly offset by an increase in management fees of $1.9 million from MOF II and SMAs, which experienced a 43% increase in fee earning AUM over that period.

Performance Fees. Performance fees decreased by $0.4 million to $7.9 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due primarily to the reversal of performance fees of SMAs as a result of year-end investment valuations.

Other Revenues and Fees. Other revenues and fees increased by $3.9 million, or 77%, to $8.9 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase of $2.1 million and $1.8 million of reimbursements from SIC for organizational and offering expense and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits. Compensation and benefits increased by $6.6 million, or 48%, to $20.3 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to increases in base salary and bonuses resulting from a 30% increase in average headcount for the year ended December 31, 2014 compared to the same period in 2013.

Performance Fee Compensation. Performance fee compensation decreased by $8.7 million to $(1.5) million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due to vesting of previously issued profit sharing interests, which caused an increase in expense during the year ended December 31, 2013 compared to the year ended December 31, 2014, as well as a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments that resulted from changes in certain projection assumptions.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.7 million, or 29%, to $16.3 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to expense support agreement expenses related to SIC, professional fees expenses, including legal, audit and accounting services, recruiting and placement fee expenses related to the hiring of additional employees, and an overall increase in general, administrative and other expenses due to an increase in headcount and overall growth of our business.

Other Income (Expense)

Dividend income of $0.9 million remained consistent during the year ended December 31, 2014 compared to the same period in 2013.

Interest expense increased by $4.0 million to $5.5 million for year ended December 31, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the year ended December 31, 2014 and 2013 was $70.5 million and $15.6 million, respectively.

Other expenses, net increased by $0.9 million to $2.1 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase in expense associated with our revenue share payable, as well as an unrealized loss recorded on our shares of SIC as a result of a decrease in net asset value as of December 31, 2014 compared to the net asset value as of December 31, 2013. The increase was partially offset by an increase in equity income from our investments in the Consolidated Funds.

Provision for Income Taxes

Our effective income tax rate was 2.5% and 2.9% for the years ended December 31, 2014 and 2013, respectively.  The decrease in the effective tax rate is due primarily to the recording of a deferred tax benefit relating to tax goodwill incurred in connection with the Company’s acquisition of member interests from former members of Medley LLC.  This decrease was partially offset by the corporate income tax impact of net income attributed to Medley Management Inc. which is subject to federal, state and local incomes taxes from September 29, 2014 through December 31, 2014. Prior to September 29, 2014, the Company was only subject to New York City’s unincorporated business tax.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Management Fees.   Total management fees increased by $12.7 million, or 38%, to $46.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.

•	Our permanent capital vehicles generated an additional $14.1 million in management fees for the year ended December 31, 2013 compared to the same period in 2012. Management fees from MCC increased by $12.5 million due to a 90% increase in fee earning AUM over the period. Management fees from SIC increased by $1.6 million due to a 425% increase in fee earning AUM over the period.

•	Our private funds and SMAs management fees decreased by $1.3 million for the year ended December 31, 2013 compared to the same period in 2012. The decrease was due primarily to a decrease of management fees of $4.4 million from MOF I due to a 38% decrease in fee earning AUM over the period. MOF I is in the harvesting stage of its life cycle and the fee earning AUM is expected to continue to decrease in the future. The decrease in management fees for the period was partially offset by an increase in management fees of $3.1 million from MOF II and the SMAs due to 56% increase in fee earning AUM.

Performance Fees.   Performance fees increased by $4.4 million, or 112%, to $8.2 million for the year ended December 31, 2013 as compared to the same period in 2012. The increase was due primarily to an increase in the invested assets of our SMAs which resulted in an increase in performance fees earned.

Other Revenues and Fees.   Other revenues and fees increased by $2.5 million, or 98%, to $5.0 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases of $1.4 million and $1.1 million of organizational and offering expense reimbursements from SIC and administrative fees from our permanent capital vehicles, respectively.

Expenses

Compensation and Benefits.   Compensation and benefits increased by $2.2 million, or 19%, to $13.7 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases in base salary and bonuses resulting from a 12% increase in headcount from 2012 to 2013. Guaranteed payments to our senior partners are accounted for as equity distributions.

Performance Fee Compensation.   Performance fee compensation increased by $2.0 million, or 40%, to $7.2 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to vesting of previously issued profit sharing interests.

General, Administrative and Other Expenses.   General, administrative and other expenses increased by $3.0 million, or 31%, to $12.7 million for the year ended December 31, 2013 compared to the same period in 2012. The increase was due primarily to increases in expense support agreement expenses related to SIC, professional fees and recruiting and placement fee expenses related to the hiring of additional employees. The increase was partially offset by decreases in organizational and offering expenses related to SIC.

Other Income (Expense)

Dividend income increased by $0.6 million, or 262%, for the year ended December 31, 2013, compared to the same period in 2012. The increase in dividend income was due primarily to an increase in dividends received on our SIC shares.

Interest expense increased by $0.6 million, or 78%, to $1.5 million for the year ended December 31, 2013, compared to the same period in 2012. The increase was due primarily to an increase in the balance of total average debt outstanding during the period.

Provision for Income Taxes

Our effective income tax rate of 2.9% for the year ended December 31, 2013 has remained fairly consistent with the effective income rate of 3.1% for the year ended December 31, 2012.

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

	Year ended December 31,
	2014	2013	2012

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$37,750	$23,637	$11,918
Reimbursable fund startup expenses (1)	5,599	3,825	1,423
Severance expense (1)	(5)	737	-
IPO date award stock-based compensation (1)	822	-	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(3,284)	(4,993)	(2,913)
Core Net Income	$40,882	$23,206	$10,428
Interest expense	5,520	1,479	831
Income taxes	1,154	701	343
Depreciation and amortization	401	276	258
Core EBITDA	$47,957	$25,662	$11,860

Core Net Income Per Share:	$0.79	$0.45	$0.20

Pro-Forma Weighted Average Shares Outstanding(3)	30,491,417	30,484,722	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO these payments were recorded as distributions from member’s capital.
(3)	Assumes that the following transactions had occurred at the beginning of each year presented: (i) the issuance of 6,000,000 shares of Class A common stock in connection with our IPO, (ii) the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock and (iii) the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures during the period.

The calculation of Core Net Income Per Share is presented in the table below:

	Year ended December 31,
	2014	2013	2012
Numerator
Core Net Income	$40,882	$23,206	$10,428
Add: Income taxes	1,154	701	343
Pre-tax Core Net Income	42,036	23,907	10,771

Denominator
Class A shares issued in IPO	6,000,000	6,000,000	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333	23,333,333
Restricted stock units	1,158,084	1,151,389	1,151,389
Pro-Forma Weighted Average Shares Outstanding	30,491,417	30,484,722	30,484,722
Pre-tax Core Net Income Per Share	$1.38	$0.79	$0.35
Less: corporate income taxes per share (1)	(0.59)	(0.34)	(0.15)
Core Net Income Per Share	$0.79	$0.45	$0.20

(1)	Assumes that all of our standalone pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes we used a combined effective corporate tax rate of 43.0%.

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities on a standalone basis involve: (1) generating cash flow from operations, which largely includes management fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to our funds; (4) making distributions to our owners; and (5) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2014, our cash and cash equivalents were $87.2 million.

Our material sources of cash from our operations include: (1) management fees, which are collected quarterly; (2) performance fees, which can be less predictable as to amount and timing; and (3) fund distributions related to our investments in products that we manage. We primarily use cash flow from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local income tax, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

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

Debt Instruments

Senior Secured Credit Facilities

On August 14, 2014, we entered into a $110.0 million senior secured term loan credit facility (the ‘‘Term Loan Facility’’) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which will mature on June 15, 2019. As of such date, the aggregate principal amount of indebtedness outstanding under the Term Loan Facility was $110.0 million. We used the proceeds of the borrowings under the Term Loan Facility, together with cash on hand, to repay all of the approximately $33.2 million of indebtedness outstanding (which reflected the $34.3 million outstanding on June 30, 2014, net of a $1.1 million principal repayment made on July 1, 2014) under our senior secured term loan and revolving credit facility with City National Bank (the ‘‘CNB Credit Agreement’’), to pay related fees and expenses of approximately $2.6 million and to fund a $74.5 million distribution to Medley LLC’s members.

On August 19, 2014, we entered into a new $15.0 million senior secured revolving credit facility with City National Bank (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which will mature on August 19, 2017, with a one-year extension at the option of the borrower, provided certain conditions are met.. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing. We refer to the entry into the Senior Secured Credit Facilities, the incurrence of $110.0 million of indebtedness under the Term Loan Facility, the repayment of the $33.2 million of outstanding indebtedness under the CNB Credit Agreement, the payment of $2.6 million of related fees and expenses and the $74.5 million distribution to Medley LLC’s members, collectively, as the ‘‘Refinancing Transactions.’’

Medley LLC is the borrower under the Senior Secured Credit Facilities. In addition, the Term Loan Facility also provides us with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0).

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest, at our option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate (with a “floor” of 1.0%) or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans.

Borrowings under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Revolving Credit Facility are (i) if the ratio of net debt to Core EBITDA is less than 1.0 to 1.0, 1.5% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.0% until February 19, 2015 or until maturity if the Offering Transactions have occurred on or before such date, or (y) 3.25% after February 19, 2015 if the Offering Transactions have not occurred on or before such date; and (ii) if the ratio of net debt to Core EBITDA is greater than or equal to 1.0 to 1.0, 2.50% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.25% until February 19, 2015 or until maturity if the Offering Transactions have occurred on or before such date, or (y) 4.00% after February 19, 2015 if the Offering Transactions have not occurred on or before such date.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, (i) on the closing date of the Term Loan Facility we were required to pay commitment fees to the lenders under the Term Loan Facility in an amount equal to 1% of the aggregate amount of term loans borrowed on the closing date of the Term Loan Facility; and (ii) in respect of the Revolving Credit Facility, we were required to pay an unused line fee ranging from 0.25% to 0.5% per annum of the unused portion of the commitments.

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

We have the ability to voluntarily repay outstanding loans at any time without premium or penalty, other than customary ‘‘breakage’’ costs with respect to LIBOR rate loans and a make-whole premium on voluntary prepayments of term loans on or prior to August 14, 2016 to the extent such prepayments exceed $33,000,000 in the aggregate, which make-whole premium will be in an amount equal to the then present value of the required interest payments not yet made (assuming an interest rate equal to the adjusted LIBOR rate with a one month interest period made on the date of such prepayment or assignment plus the applicable Eurodollar margin with respect thereto) on the principal amount of the term loan so prepaid that but for such prepayment would have been payable through June 15, 2019 using a discount rate equal to the treasury rate as of the date of such prepayment or assignment plus 50 basis points.

In October 2014, we voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from our initial public offering. The $15.0 million prepayment is being applied against the upcoming quarterly installments that are due commencing on March 31, 2015.

Amortization

The Term Loan Facility requires principal repayments in quarterly installments equal to $1,375,000 (which amount may be adjusted as a result of prepayment or incremental term loans drawn), with the remaining amount payable on the applicable maturity date with respect to such term loans.

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

In addition, the credit agreements governing our Senior Secured Credit Facilities contain a financial covenant that requires us to maintain, with respect to each four quarter period commencing with the four quarter period ending December 31, 2014, a ratio of net debt to Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our standalone financial results and includes the adjustments made to calculate Core EBITDA.

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

Notes Payable

In December 2013, we issued an unsecured promissory note in the amount of $1.0 million to a former Medley LLC member in connection with the purchase of his membership interests. Interest on the note accrues at an annual rate of 0.25% and the note matured in December 2014. At December 31, 2014, no amount was outstanding in respect to this note.

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matures in March 2016. At December 31, 2014, $1.6 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Year ended December 31,
	2014	2013	2012
Statements of cash flows data
Net cash used in operating activities	$(196,426)	$(42,428)	$(117,314)
Net cash used in investing activities	(521)	(918)	(10,140)
Net cash provided by financing activities	278,758	47,449	127,412
Net increase (decrease) in cash and cash equivalents	$81,811	$4,103	$(42)

Operating Activities

Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash items, such as net change in unrealized depreciation on investments, net realized loss (gain) on investments, interest income paid-in-kind and accretion of original issue discount that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities as investing activities of our Consolidated Funds. Prior to our reorganization and IPO, all guaranteed payments to the senior Medley LLC professionals were reflected as distributions from members' capital rather than as compensation expense. Cash distributions made to these senior professionals are not presented in cash flows from operations, rather these payments are presented in financing activities. Subsequent to the reorganization and IPO, all guaranteed payments made to these senior professionals are recognized as compensation expense and are presented in cash flows from operations.

Our net cash flow used in operating activities was $196.4 million, $42.4 million and $117.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts primarily include net purchases of investments by our Consolidated Funds, of $293.7 million, $104.7 million and $113.2 million, respectively, and change in cash and cash equivalents of the Consolidated Funds of $22.2 million, $13.8 million and $(37.6) million, respectively. These amounts also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions of property and equipment, and, in 2012, an investment in one of our subsidiaries in the amount of $10.0 million. Purchases of property and equipment were $0.5 million, $0.9 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financing Activities

Net contributions from non-controlling interests in our Consolidated Funds were $131.4 million, $44.2 million and $136.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Distributions to our senior professionals are presented as a use of cash from financing activities and were $119.4 million, $41.7 million and $14.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net proceeds from issuance of debt obligations provided a net inflow of cash to us of $69.4 million $21.0 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net proceeds (repayments) from secured borrowings were $100.6 million, $24.0 million and $(2.3) million for the years ended December 31, 2014, 2013 and 2012, respectively.

On September 29, 2014, we completed our IPO pursuant to which we sold 6,000,000 shares of common stock at a price of $18.00 per share. Total proceeds from the offering, net of offering expenses payable by us, were $96.7 million.

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations, including performance fees, (4) realizations on our investments, (5) net proceeds from the IPO, (6) net proceeds from borrowings under the Senior Secured Credit Facilities and (7) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (1) provide capital to facilitate the growth of our existing investment management business, (2) fund our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (4) pay operating expenses, including cash compensation to our employees and payments under the TRA, (5) fund capital expenditures, (6) pay income taxes and (7) make distributions to our shareholders in accordance with our dividend policy.

We intend to use a portion of our available liquidity to make cash dividends to our common shareholders on a quarterly basis. Our ability to make cash dividends to our common shareholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us; and other relevant factors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our significant accounting policies.

Principles of Consolidation

In accordance with ASC 810, Consolidation, we consolidate those entities where we have a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, we consolidate entities that we conclude are VIEs, for which we are deemed to be the primary beneficiary and entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity.

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

Consolidation and Deconsolidation

Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but does not have a net effect on the net income attributable to our consolidated results or to total controlling equity. The majority of the net economic ownership interests of our Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in our consolidated financial statements included in this Annual Report on Form 10-K. The assets and liabilities of our Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. The funds that we advise are deconsolidated when we are no longer deemed to control the entity.

Fair Value Measurement

The Consolidated Funds apply fair value accounting to all of its financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value and establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Consolidated Funds have categorized their financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level I - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level II - Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level III - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of December 31, 2014 and 2013, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, ‘‘Fair Value Measurements,’’ to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Performance Fees

Performance fees are based on certain specific hurdle rates as defined in the non-consolidated funds and Consolidated Funds' applicable investment management or partnership agreements. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due.

We have elected to adopt Method 2 of ASC 605 for revenue based on a formula. Under this method, we are entitled to performance-based fees that can amount to as much as 20.0% of a fund's profits, subject to certain hurdles. Performance-based fees are assessed as a percentage of the investment performance of the funds. The performance fee for any period is based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund 's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceeds the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

Performance fees receivable is presented separately in our consolidated statements of financial condition included in this Annual Report on Form 10-K and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

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

Income Taxes

Prior to our reorganization and IPO, our business has been organized as a partnership for tax purposes and was not subject to United States federal, state and local income tax. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax. As a result of the reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of Medley's earnings are not subject to corporate level taxes.

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

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Stock-based compensation expense recognized during the year ended December 31, 2014 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest is recognized as a component of compensation and benefits over the requisite service periods in the Company's statements of operations. The Company elected to use the straight-line method for all awards with graded vesting features.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on Medley can be found in Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 9, "Commitments and Contingencies," to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2014 on a standalone and consolidated basis:

Medley Obligations	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
	(Amounts in thousands)
Operating lease obligations (1)	2,454	$1,236	$920	$469	$5,079
Debt obligations payable (2)	1,250	8,688	96,625	-	106,563
Interest obligations on debt	6,261	12,512	8,512	-	27,285
Revenue Share Payable	1,051	2,043	1,896	1,679	6,669
Capital commitments to funds (3)	1,126	-	-	-	1,126
Secured borrowings of Consolidated Funds	-	19,051	122,979	980	143,010
Total	$12,142	$43,530	$230,932	$3,128	$289,732

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. The Company’s obligations under the current terms of these leases extend through January 2021. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.
(2)	We have included all loans described in Note 6, ‘‘Loans Payable,’’ to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)	Represents equity commitments by us to certain long-dated funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

Tax Receivable Agreement. Holders of Medley LLC Units (other than Medley Management Inc.) may, subject to certain conditions and transfer restrictions applicable to such members as set forth in the operating agreement of Medley LLC, from and after the first anniversary of the date of the completion of the IPO (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis. Medley LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Code") effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Medley LLC at the time of an exchange of LLC Units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Medley Management Inc. (calculated with certain assumptions) to the amount of such taxes that Medley Management Inc. would have been required to pay had there been no increase to the tax basis of the assets of Medley LLC as a result of the exchanges and had Medley Management Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. See “Certain Relationships and Related Person Transactions - Tax Receivable Agreement” described in our Prospectus. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

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

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2014, 2013 and 2012, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of December 31, 2014 and 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2014, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to reversal would have been approximately $20.4 million.

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

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of December 31, 2014, we calculated an $2.2 million increase in the management fees on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMA’s as of December 31, 2014, we calculated a $2.6 million decrease in the management fees on both a consolidated and standalone basis.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMA's as of December 31, 2014, we calculated an $8.1 million and $26.2 million increase in the performance fees on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of December 31, 2014, we calculated a $3.8 million and $18.6 million decrease in the performance fees on a consolidated and standalone basis, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2014, we calculated an $11.7 million increase in the Part II incentive fees on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2014, we calculated there would be no impact on the Part II incentive fees on both a consolidated and standalone basis.

Interest Rate Risk

As of December 31, 2014, we had $103.1 million of debt outstanding, presented as loans payable on our consolidated financial statements included in this Annual Report on Form 10-K. The annual interest rate on the loans was 6.50% as of December 31, 2014.

Based on the floating rate component of our debt obligations payable as of December 31, 2014 we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of December 31, 2014, interest expense related to variable rates would increase or decrease by 15% or $0.4 million.

As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our Consolidated Funds. A 100 basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on the consolidated funds' investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100 basis points increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income, subject to LIBOR. In the cases where our funds pay management fees based on NAV, we would expect management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

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

Item 8.          Financial Statements and Supplementary Data

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Medley Management Inc.

We have audited the accompanying consolidated balance sheets of Medley Management Inc. (prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medley Management Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

New York, New York

March 30, 2015

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2014	2013
Assets
Cash and cash equivalents	$87,206	$5,395
Investment, at fair value	9,901	10,173
Management fees receivable	15,173	8,921
Performance fees receivable	5,573	3,339
Other assets	9,230	5,308

Assets of Consolidated Funds:
Cash and cash equivalents	38,111	60,355
Investments, at fair value	734,870	453,396
Interest and dividends receivable	6,654	2,969
Other assets	3,681	436
Total assets	$910,399	$550,292

Liabilities and Equity
Loans payable	$103,057	$27,990
Accounts payable, accrued expenses and other liabilities	27,583	17,613
Performance fee compensation payable	11,807	16,225

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	5,767	1,325
Secured borrowings	141,135	41,178
Total liabilities	289,349	104,331

Commitments and contingencies (Note 9)

Equity
Class A Common Stock, $0.01 par value, 3,000,000,000 shares authorized; 6,000,000 shares issued and outstanding as of December 31, 2014	60	-
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding as of December 31, 2014	-	-
Capital deficit	(2,384)	-
Retained earnings	272	-
Total stockholders’ deficit, Medley Management Inc.	(2,052)	-
Non-controlling interests in Consolidated Funds	625,548	464,475
Non-controlling interests in consolidated subsidiaries	1,526	40
Non-controlling interests in Medley LLC	(3,972)	-
Medley LLC members' deficit prior to reorganization	-	(18,554)
Total equity	621,050	445,961
Total liabilities and equity	$910,399	$550,292

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues
Management fees	$61,252	$36,446	$25,325
Performance fees	2,050	2,412	765
Other revenues and fees	8,871	5,011	2,152
Total revenues	72,173	43,869	28,242

Expenses
Compensation and benefits	20,322	13,712	11,477
Performance fee compensation	(1,543)	7,192	5,148
Consolidated Funds expenses	1,670	1,225	1,653
General, administrative and other expenses	16,312	12,655	9,679
Total expenses	36,761	34,784	27,957

Other income (expense)
Dividend income	886	886	245
Interest expense	(5,520)	(1,479)	(831)
Other expenses, net	(1,773)	(483)	(552)
Interest and other income of Consolidated Funds	71,468	52,550	39,001
Interest expense of Consolidated Funds	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investments of Consolidated Funds	789	(16,080)	(1,600)
Net change in unrealized depreciation on investments of Consolidated Funds	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,174	(306)	787
Total other income, net	36,516	29,089	24,281
Income before income taxes	71,928	38,174	24,566
Provision for income taxes	2,528	1,639	1,087
Net income	69,400	36,535	23,479
Net income attributable to non-controlling interests in Consolidated Funds	29,717	12,898	11,561
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-
Net income attributable to non-controlling interests in Medley LLC	36,055	$23,637	$11,918
Net income attributable to Medley Management Inc.	$1,695

Dividends declared per Class A common stock	$0.20

Net income per Class A common stock:
Basic (Note 11)	$0.24 (1)
Diluted (Note 11)	$0.24 (1)
Weighted average shares - Basic and Diluted	6,000,000

(1)	Based on net income attributable to Medley Management Inc. from September 29, 2014 through December 31, 2014.

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Changes in Equity

(Amounts in thousands, except share amounts)

				Medley Management Inc.
				Class A		Class B
	Medley LLC and Medley GP Holdings LLC			Common Stock		Common Stock
	Non- controlling	Non-controlling								Non-
	Interest in	Interest in	Members'							controlling
	Consolidated	Consolidated	Equity						Retained	Interests	Total
	Funds	Subsidiaries	(Deficit)	Shares	Dollars	Shares	Dollars	Capital Deficit	Earnings	in Medley LLC	Equity
Balance at January 1, 2012	$259,019	$-	$6,296	-	$-	-	$-	$-	$-	$-	$265,315
Contributions	201,433	40	-	-	-	-	-	-	-	-	201,473
Distributions	(64,538)	-	(18,671)	-	-	-	-	-	-	-	(83,209)
Deconsolidation of Consolidated Fund	(122)	-	-	-	-	-	-	-	-	-	(122)
Net income	11,561	-	11,918	-	-	-	-	-	-	-	23,479
Balance at December 31, 2012	407,353	40	(457)	-	-	-	-	-	-	-	406,936
Contributions	167,382	-	-	-	-	-	-	-	-	-	167,382
Distributions	(123,158)	-	(41,734)	-	-	-	-	-	-	-	(164,892)
Net income	12,898	-	23,637	-	-	-	-	-	-	-	36,535
Balance at December 31, 2013	464,475	40	(18,554)	-	-	-	-	-	-	-	445,961
Contributions	120,318	928	-	-	-	-	-	-	-	-	121,246
Distributions	(22,688)	-	(120,621)	-	-	-	-	-	-	-	(143,309)
Net income	22,902	2,055	26,753	-	-	-	-	-	-	-	51,710
Balance prior to September 29, 2014	585,007	3,023	(112,422)	-	-	-	-	-	-	-	475,608
Effects of Reorganization and Offering	-	-	112,422	-	-	-	-	-	-	(112,422)	-
Balance at September 29, 2014	585,007	3,023	-	-	-	-	-	-	-	(112,422)	475,608
Net income subsequent to September 29, 2014	6,815	(122)	-	-	-	-	-	-	1,695	9,302	17,690
Issuance of Class A shares in Initial Public Offering, net of underwriters discount	-	-	-	6,000,000	60	-	-	100,380	-	-	100,440
Issuance of Class B shares	-	-	-	-	-	100	-	-	-	-	-
Initial Public Offering costs	-	-	-	-	-	-	-	-	-	(3,715)	(3,715)
Dilution assumed with initial Public Offering	-	-	-	-	-	-	-	(103,658)	-	103,658	-
Stock-based compensation	-	-	-	-	-	-	-	894	-	-	894
Dividends declared on Class A common stock ($0.20 per share)	-	-	-	-	-	-	-	-	(1,423)	-	(1,423)
Contributions	33,726	-	-	-	-	-	-	-	-	-	33,726
Distributions	-	(1,375)	-	-	-	-	-	-	-	(795)	(2,170)
Balance at December 31, 2014	$625,548	$1,526	$-	6,000,000	$60	100	$-	$(2,384)	$272	$(3,972)	$621,050

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$69,400	$36,535	$23,479
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	272	(244)	(600)
Non-cash stock-based compensation	894	-	-
Depreciation and amortization	401	276	270
Benefit from deferred taxes	(483)	(139)	(51)
Amortization of deferred financing costs	752	-	-
Accretion of debt discount	604	476	357
Operating adjustments related to Consolidated Funds:
Benefit from deferred taxes	(243)	(126)	(29)
Interest income paid-in-kind	(5,264)	(9,590)	(6,606)
Accretion of original issue discount	(1,760)	(1,438)	(1,294)
Net realized (gain) loss on investments	(789)	16,080	1,600
Net change in unrealized depreciation on investments	20,556	3,361	10,103
Net change in unrealized (depreciation) appreciation on secured borrowings of Consolidated Funds	(1,174)	306	(787)
Changes in operating assets and liabilities:
Management fees receivable	(6,252)	(4,249)	(2,461)
Performance fees receivable	(2,234)	(2,412)	(765)
Other assets	(1,671)	(1,295)	(789)
Accounts payable, accrued expenses and other liabilities	8,693	5,023	7,199
Performance fee compensation payable	(4,418)	5,367	4,423
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	22,244	13,778	(37,632)
Cost of investments purchased	(448,258)	(199,665)	(170,353)
Proceeds from sales and repayments of investments	154,549	95,015	57,200
Other assets	(6,784)	293	(782)
Change in accounts payable, accrued expenses and other liabilities	4,539	220	204
Net cash used in operating activities	(196,426)	(42,428)	(117,314)

Cash flows from investing activities
Investment in subsidiary	-	-	(10,000)
Purchases of property and equipment	(521)	(918)	(140)
Net cash used in investing activities	(521)	(918)	(10,140)

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows - (continued)
(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities
Proceeds from issuance of debt obligations	123,900	21,000	10,000
Repayment of loans payable	(51,937)	-	(3,000)
Proceeds from Initial Public Offering	100,440	-	-
Initial Public Offering costs	(3,715)	-	-
Distributions to members	(119,363)	(41,734)	(14,171)
Contribution from non-controlling interest in consolidated subsidiaries	-	-	40
Debt issuance costs	(2,546)	-	-
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	154,044	167,382	201,433
Distributions to non-controlling interest holders	(22,688)	(123,158)	(64,538)
Proceeds from secured borrowings	115,439	25,605	-
Repayments on secured borrowings	(14,816)	(1,646)	(2,305)
Deconsolidation of consolidated fund	-	-	(47)
Net cash provided by financing activities	278,758	47,449	127,412
Net increase (decrease) in cash and cash equivalents	81,811	4,103	(42)
Cash and cash equivalents, beginning of year	5,395	1,292	1,334
Cash and cash equivalents, end of year	$87,206	$5,395	$1,292

Supplemental cash flow information
Interest paid	$3,900	$1,078	$401
Income taxes paid	2,411	1,577	859

Supplemental disclosure of non-cash financing activities
Non-cash distribution to members	$3,428	$-	$4,931
Non-cash distribution from Consolidated Funds	-	-	(431)
Non-cash debt	2,500	1,000	-
Dividends declared but not paid	1,423	-	-
Transfer of membership interests to non-controlling interests in consolidated subsidiaries	$928	$-	$-

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medley Management Inc. (the “Corporation”) is an asset management firm offering yield solutions to retail and institutional investors. The Corporation’s national direct origination franchise provides capital to the middle market in the U.S. The Corporation, through its consolidated subsidiary Medley LLC, provides investment management services to permanent capital vehicles, long dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.

Initial Public Offering of Medley Management Inc.

Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc. raised $100.4 million, net of underwriting discount, through the issuance of 6,000,000 shares of Class A common stock at an offering price to the public of $18.00 per share. Medley Management Inc. used the offering proceeds to purchase 6,000,000 newly issued LLC Units (defined below) from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.

In connection with the IPO, Medley Management Inc. issued 100 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For as long as the pre-IPO members and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (defined below) (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder. The Class B shares do not participate in dividends and do not have any liquidation rights.

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

Notes to Consolidated Financial Statements

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

The Consolidated Funds have been consolidated in the accompanying financial statements for the periods presented in accordance with U.S. GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Funds’ results included herein have no direct effect on the net income attributable to members or on total equity. The economic ownership interests of the investors in the Consolidated Funds are reflected as ‘‘Non-controlling interests in Consolidated Funds’’ and as ‘‘Net income attributable to non-controlling interests in Consolidated Funds’’ in the accompanying consolidated financial statements.

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

Principles of Consolidation

In accordance with Accounting Standards Codification (‘‘ASC’’) 810, Consolidation, the Company consolidates those entities where it has a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, the Company consolidates entities that the Company concludes are variable interest entities (‘‘VIEs’’), for which the Company is deemed to be the primary beneficiary and entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

For those entities that qualify as a VIE, the Company performs an analysis to determine if it is the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under Accounting Standard Update (“ASU”) 2010-10, the Company determines that it is the primary beneficiary only if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, the Company determines that it is the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. In making its assessment the Company takes into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether the Company should consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case by case basis.

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

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interest in Medley LLC is 20.5% and 79.5%, respectively, as of December 31, 2014. Net income attributable to the non-controlling interest in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of December 31, 2014 and 2013, total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $18.0 million and $11.9 million, respectively. Total liabilities, after eliminating entries, of this VIE were $19.6 million and $16.1 million as of December 31, 2014 and 2013, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (a) limited partners’ capital commitments to the funds, (b) invested capital, (c) net asset value (‘‘NAV’’), or (d) lower of cost or market value of a fund’s portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that the funds were not VIEs. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds have been consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities.

Effective January 1, 2015, the Company completed its role as investment manager of one of its Consolidated Funds and transitioned the management of the residual assets of the fund to another asset manager. As a result of this transition, the Company deconsolidated the fund on January 1, 2015 (Note 18).

In December 2014, the Company formed the Medley Opportunity Fund III (MOF III) which is structured as a limited partnership.  One of the Company’s wholly owned subsidiaries is the general partner and investment manager of MOF III. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that MOF III was not a VIE. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, this fund has been consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities.

Non-Consolidated Variable Interest Entities

Beginning in November 2006, Medley held a variable interest in an investment fund which was formed under the laws of the Cayman Islands and organized to make investments in a diversified portfolio of corporate and asset-based investments. The equity holders (as a group) lack the direct and indirect ability through voting rights or similar rights to make decisions about this legal entity’s activities that have a significant effect on the success of the legal entity. As such, this entity is considered to be a VIE. Medley had a variable interest in the fund through an investment management agreement pursuant to which Medley managed the investment activities of the fund, received an annual base management fee and was entitled to receive an incentive fee, subject to the underlying financial performance of the investment fund. The Company did not consolidate this entity as Medley was not deemed to be its primary beneficiary. Medley determined that it was not the primary beneficiary as it did not absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or have majority control of the entity. Medley considered the accounting treatment under ASU 2010-10 as all the respective conditions were met. Effective October 31, 2014, the investment management agreement was terminated and Medley transferred its responsibilities to a new investment manager and, as such, no longer held a variable interest in this entity.

Since inception through December 31, 2012, the annual base management fee was equal to 2.0% of the fund’s net assets. Effective January 1, 2013 and 2014 the annual base management fee was reduced to 1.25% and 0.75%, respectively, of the fund’s net assets. For the years ended December 31, 2014, 2013 and 2012, the Company received management fees of $1.1 million, $3.7 million and $7.7 million, respectively. As of December 31, 2014 and 2013, there were no assets recognized in the Company’s consolidated balance sheets related to this non-consolidated VIE and Medley had no exposure to losses from the entity.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Deconsolidation of a Fund

Commencing in 2012, the Company initially owned 100% of the outstanding shares of Sierra Income Corporation (“SIC”) and had consolidated SIC in its consolidated financial statements. Following SIC’s raising of additional third-party capital, the Company no longer had a controlling interest in SIC and it deconsolidated the entity at December 31, 2012 in accordance with ASC 810-10, Consolidation – Overall.

Seed Investments

Medley accounts for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and would consolidate a seed investment when the investment advisor holds a controlling interest, in general, 50% or more of the equity in such investment. For seed investments for which Medley does not hold a controlling interest, Medley would account for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value. Medley’s investment in Sierra Income Corporation (“SIC”) amounted to $9.9 million and $10.2 million as of December 31, 2014 and 2013, respectively, and is included as a component of investments, at fair value, on the Company’s consolidated balance sheets.

Basis of Accounting

Management has determined that the Company’s Consolidated Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP requires that investments held by an investment company be recorded at fair value and any unrealized appreciation (depreciation) in an investment’s fair value be recognized on a current basis in the consolidated statements of operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under U.S. GAAP. As such, all of the investments held by the Consolidated Funds are presented at their estimated fair values in the Company’s consolidated balance sheets. Interest income of the Consolidated Funds is included in interest and other income of Consolidated Funds in the Company’s consolidated statements of operations.

Concentrations of Credit and Market Risk

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

Notes to Consolidated Financial Statements

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

Non-Controlling Interests in Consolidated Entities

Non-controlling interests in Consolidated Funds and consolidated subsidiaries represent the component of equity in such consolidated entities held by third party investors. These interests are adjusted for general partner allocations and, for funds, by subscriptions and redemptions that occur during the reporting period.

Cash and Cash Equivalents

Cash and cash equivalents for the Company include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits during 2014 and 2013. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing any losses with respect to such balances.

Class A Earnings per Share

The Company computes and presents earnings per share using the two-class method. Under the two-class method, the Company allocates earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, the Company reduces its reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to Class A common stockholders. Earnings is then divided by the weighted average number of Class A common stock outstanding to arrive at basic earnings per share. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. Participating securities consist of the Company’s unvested restricted stock units that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in its basic and diluted calculations.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Investments

Investments include an equity method investment that is not consolidated but in which the Company exerts significant influence, and investments held by the Consolidated Funds. Medley measures the fair value of its equity method investment that does not have a readily determinable fair value at net asset value or market value. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investee is reflected as a component of other income (expense) in the consolidated statements of operations.

The Consolidated Funds reflect their investments at fair value with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized depreciation on investments of Consolidated Funds in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Fair Value Measurements

The Consolidated Funds apply fair value accounting to all of its financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Consolidated Funds have categorized their financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Consolidated Funds’ own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The Consolidated Funds use third-party valuation firms to assist in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Consolidated Funds use a market yield analysis under the income approach or an enterprise model of valuation under the market approach, or a combination thereof. In applying the market yield analysis, the value of the Consolidated Funds’ loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Consolidated Funds use a waterfall analysis that takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure. To estimate the enterprise value of the portfolio company, some or all of the traditional market valuation methods and factors are weighed based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable approach),

•	recent sales of private and public comparable companies (Guideline Comparable approach),

•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price Approach),

•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds approach),

•	subsequent sales made by the company of its investments (Expected Sales Proceeds approach); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow “DCF” approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

For non-performing investments, the Company may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model (Income Approach – Expected Recovery Analysis or Estimated Liquidation Proceeds).

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment consist primarily of furniture, fixtures, computer equipment, and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization.

The Company calculates depreciation expense for furniture, fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years.

Deferred Financing Costs

Deferred financing costs represent direct costs incurred in conjunction with the establishment of credit facilities and debt refinancing. Deferred financing costs, and the related amortization expense, are adjusted when any prepayments of principal are made to the related outstanding debt. These costs are amortized as an adjustment to interest expense over the term of the related debt.

Revenues

Management Fees

Medley provides investment management services to both public and private investment vehicles. Management fees include both base management fees, other management fees, and Part I incentive fees, as described below.

Base management fees are calculated based on either (a) the average or ending gross assets balance for the relevant period, (b) limited partners’ capital commitments to the funds, (c) invested capital, (d) the net asset value or (e) lower of cost or market value of a fund’s portfolio investments. For the private funds, Medley receives base management fees during a specified period of time, which is generally ten years from the initial closing date. However, such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of the investment management agreement, management fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the portfolio companies of the Consolidated Funds, as well as, separately managed accounts. These fees are recognized when Medley becomes entitled to such fees.

Certain management agreements also provide for Medley to receive Part I incentive fee revenue derived from net interest income (excluding gains and losses) above a hurdle rate. These fees are not subject to repayment, clawbacks or netting against realized losses. Part I incentive fees are paid quarterly and are recognized as earned over the period the services are provided.

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds, including separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the year ended December 31, 2014, the Company reversed $4.4 million and $2.3 million of previously recognized performance fees on a standalone and consolidated basis, respectively. The Company did not reverse any previously recognized performance fees for the years ended December 31, 2013 and 2012. Cumulative performance fees recognized through December 31, 2014 were $20.4 million and $5.6 million on a standalone and consolidated basis, respectively.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2014, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. As such, no amounts have been accrued for clawback obligations in the accompanying consolidated financial statements.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Other Revenues and Fees

Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective agreement. These fees are recognized as revenue in the period administrative services are rendered.

Included in other revenues and fees are reimbursements received by Medley from SIC under its investment advisory agreement. Expenses incurred by Medley under this agreement are recorded within general, administrative, and other expenses in the consolidated statements of operations. For additional information on these reimbursements, refer to Note 10.

Performance Fee Compensation

Medley has issued profit interests in certain subsidiaries to selected employees. These profit-sharing arrangements are accounted for under ASC 710, Compensation — General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which the service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the consolidated statements of operations as an increase or decrease to performance fee compensation.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Stock-based compensation expense recognized for the year ended December 31, 2014 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest on a straight-line basis over the requisite service period is included within compensation and benefits on the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of income tax expense.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Prior to the Company’s reorganization and IPO, no provision was made for U.S. federal income taxes in the accompanying consolidated financial statements since the Company was a group of pass-through entities for U.S. income tax purposes and its profits and losses are allocated to the partners who are individually responsible for reporting such amounts. A provision for income taxes was made for certain entities that were subject to New York City unincorporated business tax.

Following the IPO, Medley LLC and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes. Medley Management Inc. is subject to U.S. corporate federal, state and local income taxes which are reflected in the Company’s consolidated financial statements.

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

Leases

Certain lease agreements contain escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the length of the lease term. The difference between rent expense and rent paid is recorded as deferred rent. Leasehold improvements made by the lessee and funded by landlord allowances or other incentives are also recorded as deferred rent and are amortized as a reduction in rent expense over the term of the lease. Deferred rent is included as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Secured Borrowings of Consolidated Funds

The Consolidated Funds follow the guidance in ASC 860, Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Balance Sheets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

For these participations or partial loan sales which do not meet the definition of a participating interest, the interest income earned on the entire loan balance is recorded within interest and other income of Consolidated Funds and the interest income earned by the buyer in the partial loan sale is recorded as interest expense of Consolidated Funds in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings of Consolidated Funds are included in net change in unrealized depreciation (appreciation) on secured borrowings in the consolidated statement of operations.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Revision to Previously Issued Financial Statements

The Company accounts for certain loan participations as secured borrowings that in previously issued financial statements had been accounted for as true sales, as defined in ASC 860, Transfers and Servicing. These loan participation agreements did not contain any prohibited constraints on exchange or transfer and the assets were legally isolated from the transferor. Upon further analysis the Company determined that a provision in the asset management agreement between the transferee and a consolidated affiliate of the transferor had a standard provision which restricted transfer of the assets for a period of time. As a result of this constraint, the Company determined that in accordance with ASC 860-10-40-5 the transactions should be reported as secured borrowings. The Company has determined that the impact on its previously issued financial statements was not material. As a result, prior periods were revised as follows: (i) both assets and liabilities of Consolidated Funds increased by $41.3 million as of December 31, 2013, (ii) interest and other income of Consolidated Funds increased by $2.6 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively, with direct offsetting amounts to interest expense of Consolidated Funds, (iii) the recording of unrealized appreciation (depreciation) on investments of Consolidated Funds of $(0.3) and $0.8 million for the years ended December 31, 2013 and 2012, respectively, with direct offsetting amounts to unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds, and (iv) a change in net cash used in operating activities of $24.0 million and $(2.3) million for the years ended December 31, 2013 and 2012, respectively, with offsetting changes in cash provided by financing activities. These changes had no impact on consolidated or standalone equity or net income.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This guidance clarifies the characteristics of an investment company and provides guidance for assessing whether an entity is an investment company. Consistent with existing guidance for investment companies, all investments are to be measured at fair value including non-controlling ownership interests in other investment companies. There are no changes to the current requirements relating to the retention of specialized accounting in the consolidated financial statements of a non-investment company parent. The guidance is effective for interim and annual periods beginning after December 15, 2013 and early application was prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, that this ASU will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Principal versus Agent Analysis. This guidance requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (a) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (b) eliminate the presumption that a general partner should consolidate a limited partnership; (c) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (d) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for interim and annual periods beginning after December 15, 2015 and early application is permitted. The Company is currently evaluating the impact, if any, that this ASU will have on its consolidated financial statements.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

3.	INVESTMENTS

The composition of investments is as follows:

	As of December 31,
	2014	2013
	(Amounts in thousands)
Equity method investment, at fair value	$9,901	$10,173
Investments of Consolidated Funds, at fair value	734,870	453,396
Total Investments	$744,771	$463,569

Equity Method Investments, at Fair Value

The Company made an investment in SIC, a non-diversified closed-end management investment company that commenced operations in April 2012. At such time, the Company owned 100% of the outstanding shares of SIC, and accordingly, consolidated the entity. In December 2012, outside investors purchased additional shares in SIC, which diluted the Company’s ownership in the voting interest entity to 48.2%. As a result, the Company no longer had a controlling interest in SIC and it deconsolidated the entity in accordance with ASC 810-10, Consolidation – Overall, and recognized no gain or loss on its investment.

Medley measures its equity method investment in SIC at net asset value or at market value. Total unrealized appreciation (depreciation) recorded for the Company’s equity method investment is included in other income (expense) and amounted to $(0.3) million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Investments in Consolidated Funds

The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds.

	Investments of Consolidated Funds
	Fair Value		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automobile	$39,577	$-	5.4%	0.0%
Banking	28,325	28,903	3.8%	6.4%
Business Services	25,898	14,370	3.5%	3.2%
Chemicals, Plastics and Rubber	21,196	-	2.9%	0.0%
Consumer Goods	34,791	19,160	4.7%	4.3%
Container and Packaging	25,657	7,000	3.5%	1.6%
Financial Services	85,157	24,708	11.6%	5.5%
Healthcare, Wellness and Education	44,991	18,575	6.1%	4.1%
Insurance	8,116	6,456	1.1%	1.4%
Manufacturing	53,477	1,853	7.3%	0.4%
Media and Entertainment Services	20,404	33,815	2.8%	7.5%
Medical Transcription Services	36,930	14,235	5%	3.2%
Oil and Gas/Energy	32,736	35,915	4.5%	8.0%
Personal and Nondurable Consumer Products	39,488	52,040	5.4%	11.6%
Personal Services	20,886	18,666	2.8%	4.1%
Real Estate	119,601	50,157	16.3%	11.1%
Retail and Commercial Kitchen Appliances	24,886	25,000	3.4%	5.6%
Structured Finance Securities	-	49,326	0.0%	11.0%
Vehicle Service Contracts	-	17,110	0.0%	3.7%
Other	539	799	0.1%	0.2%
Total Senior Secured Loans and Notes, North America (cost of $711,398 and $435,661, respectively)	$662,655	$418,088	90.2%	92.9%
South America:
Senior secured loans and notes:
Energy	$424	$2,922	0.1%	0.7%
Financial Services	1,029	2,314	0.1%	0.5%
Total Senior Secured Loans and Notes, South America (cost of $13,049 and $12,810, respectively)	$1,453	$5,236	0.2%	1.2%
Asia:
Real Estate (cost of $1,373)	$1,377	$1,376	0.2%	0.2%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	Investments of Consolidated Funds
	Fair Value		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Equity interests in limited liability companies:
Banking	$5,623	$3,646	0.8%	0.8%
Healthcare Education	63	-	0.0%	0.0%
Oil and Gas	2,596	565	0.4%	0.1%
Packaging/Manufacturing	320	2,896	0.0%	0.7%
Real Estate	40,012	10,549	5.4%	1.6%
Telecommunications	170	968	0.0%	0.2%
Total Equity Interest in Limited Liability Companies (cost of $40,944 and $16,912, respectively)	$48,784	$18,624	6.6%	3.4%
Common Stock (cost of $8,913 and $8,913, respectively)	$964	$2,073	0.1%	0.5%
Preferred Stock (cost of $10,187 and $10,567, respectively)	$545	$362	0.1%	0.1%
Warrants:
Container and Packaging	105	-	0.0%	0.0%
Healthcare and Wellness	4,700	1,115	0.7%	0.3%
Medical Transcription Services	437	15	0.1%	0.0%
Oil and Gas	1,793	-	0.2%	0.0%
Real Estate	113	540	0.0%	0.1%
Retail and Commercial Kitchen Appliances	893	1,318	0.1%	0.3%
Structured Finance Securities	10,363	2,639	1.4%	0.6%
Vehicle Service Contracts	-	588	0.0%	0.1%
Total Warrants (cost of $3,428 and $1,366, respectively)	18,404	6,215	2.5%	1.4%
Total Equity Securities (cost of $22,528 and $20,846, respectively)	$19,913	$8,650	2.7%	2.0%
Collectibles (cost of $1,385)	$688	$1,422	0.1%	0.3%
Total Investments of Consolidated Funds (cost of $790,677 and $488,987, respectively)	$734,870	$453,396	100.0%	100.0%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

4.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level I - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level II - Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level III - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

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

Notes to Consolidated Financial Statements

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

The following tables present the fair value measurements of investments, by major class according to the fair value hierarchy:

	As of December 31, 2014
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$664,108	$664,108
Equity interests in LLCs	-	-	48,784	48,784
Equity securities	62	29	19,822	19,913
Investments in tangible assets	-	-	2,065	2,065
Equity method investment	-	-	9,901	9,901
Total assets	$62	$29	$744,680	$744,771
Secured borrowings of Consolidated Funds	$16	$-	$141,119	$141,135

	As of December 31, 2013
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$423,324	$423,324
Equity interests in LLCs	-	-	18,624	18,624
Equity securities	140	95	8,415	8,650
Investments in tangible assets	-	-	2,798	2,798
Equity method investment	-	-	10,173	10,173
Total assets	$140	$95	$463,334	$463,569
Secured borrowings of Consolidated Funds	$35	$	$41,143	$41,178

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level III of the fair value hierarchy are reported as transfers in or out of the Level III category as of the beginning of the quarter in which the reclassifications occur. There were no transfers between any levels in the fair value hierarchy during the years ended December 31, 2014 and 2013.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments and the Company’s investment in its equity method investee:

	As of December 31, 2014
	Financial Assets						Liabilities
	Investments of Consolidated Funds
	Senior Secured Loans and Notes	Equity Interests in LLCs	Equity Securities	Investment in Tangible Assets	Equity Method Investment	Total	Secured borrowings of Consolidated Funds
	(Amounts in thousands)
Balance, beginning of year	$423,324	$18,624	$8,415	$2,798	$10,173	$463,334	$41,143
Amortization	1,949	-	-	-	-	1,949	-
Paid in-kind interest income	5,531	53	-	-	-	5,584	-
Purchases	423,954	24,753	2,499	-	-	451,206	-
Sales and settlements	(155,129)	-	(2,369)	-	-	(157,498)	-
Realized and unrealized appreciation (depreciation), net	(35,521)	5,354	11,277	(733)	(272)	(19,895)	-
Unrealized depreciation on secured borrowings of Consolidated Funds, net	-	-	-	-	-	-	(1,155)
Proceeds from secured borrowings, net	-	-	-	-	-	-	101,131
Balance, end of year	$664,108	$48,784	$19,822	$2,065	$9,901	$744,680	$141,119
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(36,330)	$5,354	$11,297	$(734)	$(272)	$(20,685)	$(1,155)

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	As of December 31, 2013
	Financial Assets						Liabilities
	Investments of Consolidated Funds
	Senior Secured Loans and Notes	Equity Interests in LLCs	Equity Securities	Investment in Tangible Assets	Equity Method Investment	Total	Secured borrowings of Consolidated Funds
	(Amounts in thousands)
Balance, beginning of year	$324,353	$14,790	$11,973	$5,160	$9,929	$366,205	$16,374
Amortization	1,644	-	-	-	-	1,644	-
Paid in-kind interest income	9,500	-	-	-	-	9,500	-
Purchases	196,813	2,727	391	-	-	199,931	-
Sales and settlements	(91,184)	(105)	(2,926)	(800)	-	(95,015)	-
Realized and unrealized appreciation (depreciation), net	(17,802)	1,212	(1,023)	(1,562)	244	(18,931)	-
Unrealized appreciation on secured borrowings of Consolidated Funds, net	-	-	-	-	-	-	310
Proceeds from secured borrowings, net	-	-	-	-	-	-	24,459
Balance, end of year	$423,324	$18,624	$8,415	$2,798	$10,173	$463,334	$41,143
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(16,061)	$2,739	$(972)	$(2,361)	$244	$(16,411)	$310

Total realized and unrealized appreciation (depreciation) recorded for the Consolidated Funds’ Level III investments is included in net realized gain (loss) on investments of Consolidated Funds and net change in unrealized depreciation on investments of Consolidated Funds in the consolidated statements of operations, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs and the Company’s investment in its equity method investee as of December 31, 2014 and 2013:

				Range
Assets	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable input	Minimum		Maximum		Weighted Average
	(Amounts in thousands)
Senior Secured Loans and Notes	$193	Negotiated Sales Proceeds	Expected Sales Proceeds	$-		$4,000,000		$1,932,000
	4,009	Sales Comparison Approach	Price per Acre	$8,000		$41,000		$24,500
			Price per room	$43,200		$71,429		$57,315
			Price per unit	$155,734		$228,009		$191,872
	403	Market Approach (Guideline Comparable)	LTM Revenue Multiple	0.60	x	0.60	x	0.45	x
	346	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	3.10	x	3.62	x	3.60	x
	1,167	Market Approach (Guideline Comparable)	LTM EBITDA multiple	3.10	x	5.50	x	4.30	x
			LTM Revenue multiple	0.50	x	0.65	x	0.58	x
	1,989	Income Approach (DCF)	Discount rate	12.0%		35.0%		20.5%
	144	Liquidation Approach	Asset Coverage	$144,531		$144,531		$144,531
	566,010	Income approach	Market yield	10.00%		15.21%		12.45%
	37,600	Recent Arms-length transaction	Recent Arms-length transaction	N/A		N/A		N/A
	21,005	Income approach	Discount Rate	14.00%		18.00%		16.45%
	15,859	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50	x	6.00	x	5.75	x
	5,095	Enterprise Valuation Analysis	EBITDA Multiple	6.00	x	7.00	x	7.00	x
	8,910	Market Approach (Guideline Comparable)	Rev Multiple / EBITDA Multiple	0.43x / 4.09x		0.43x / 4.09x		0.43x / 4.09x
	1,378	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.00x / $205.8M		2.00x / $205.8M		2.00x / $205.8M
Equity Interests in LLCs	1,370	Market Approach	Unsolicited Offer Price	$12,000,000		$12,000,000		$12,000,000
	5,623	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.10	x	1.10	x	1.10	x
	3,099	Market Approach (Guideline Comparable)	EBITDA Multiple	6.25	x	8.50	x	6.70	x
	2,595	Market Approach (Guideline Comparable)	EBITDA Multiple / Volatility	3.75x / 50%		3.75x / 50%		3.75x / 50%
	581	Income Approach (DCF)	Market Yield	13.14%		13.14%		13.14%
	14,516	Income Approach (DCF)	Discount Rate	14.00%		18.00%		18.00%
	15,000	Income Approach (DCF)	Capitalization rate	8.70%		8.70%		8.70%
	6,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A		N/A		N/A
Equity Securities	7,936	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00	x	8.31	x	5.20	x
	10,364	Option Model	Tangible Book Value Multiple / Volatility	1.30x / 41.5%		1.30x / 41.5%		1.30x / 41.5%
	105	Option Model	Volatility	90.80%		90.80%		90.80%
	194	Market Approach (Guideline Comparable)	LTM EBITDARD multiple	10.40	x	11.10	x	10.75	x
			NTM EBITDARD multiple	9.50	x	10.80	x	10.15	x
	261	Market Approach (Guideline Comparable)	Revenue Multiple	0.30	x	0.60	x	0.45	x
	417	Income Approach (DCF)	Discount rate	13.0%		18.0%		16.4%
	545	Market Approach (Guideline Comparable)	LTM EBITDA multiple	5.00	x	5.50	x	5.25	x
			LTM Revenue multiple	0.50	x	0.65	x	0.58	x
Tangible Assets	688	Market Approach	Appraisal of assets	$500,000		$2,200,000		$1,350,000
	1,377	Sales Comparison Approach	Price per SQM	1,146		1,274		1,210
Equity Method Investment	9,901	Net Asset Value of Underlying Fund	N/A	N/A		N/A		N/A
	$744,680

				Range
Liability	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable input	Minimum		Maximum		Weighted Average
	(Amounts in thousands)
Secured borrowings of Consolidated Funds	$130,157	Income approach	Market yield	10.00%		15.21%		12.45%
	5,947	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50	x	6.00	x	5.75	x
	5,000	Income Approach (DCF)	Capitalization rate	8.70%		8.70%		8.70%
	15	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00	x	8.31	x	5.20	x
	$141,119

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

				Range
Assets	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable input	Minimum		Maximum		Weighted Average
	(Amounts in thousands)
Senior Secured Loans	$386	Sales Comparison Approach	Price per ton	$0.25		$1.00		$0.63
	1,487	Market Approach	Price per acre	$8,750		$42,396		$25,573
	2,169	Market Approach	Price per room	$32,038		$71,429		$51,734
			Price per unit	$152,507		$417,016		$284,762
			Discount-lack of
			marketability	25.0%		35.0%		30.0%
	7,362	Income Approach (DCF)	Discount rate	12.0%		17.4%		14.7%
	390,770	Income Approach (DCF)	Market yield	9.0%		20.2%		13.7%
	14,780	Market Approach (Guideline Comparable)	EBITDA multiple	6.0	x	6.0	x	6.0	x
	1,871	Enterprise valuation analysis	Liquidation proceeds	$205.8	M	$205.8	M	$205.8	M
	34	Income Approach (DCF)	Market yield	14.2%		14.2%		14.2%
	335	Current Value	LTM Revenue multiple	1.50	x	1.75	x	1.63	x
	412	Guideline Comparable	Forward EBITDA multiple	3.75	x	3.75	x	3.75	x
	1,109	Guideline Comparable	LTM EBITDA multiple	5.25	x	5.25	x	5.25	x
		Guideline Comparable	LTM Revenue multiple	0.6	x	0.6	x	0.6	x
	1,000	Cost Approach	Expected proceeds	$10,000,000		$10,000,000		$10,000,000
	1,609	Liquidation Approach	Asset coverage	$16,095,312		$16,095,312		$16,095,312
Equity Interests in LLCs	2,313	Income Approach (DCF)	Discount rate	16.5%		16.5%		16.5%
		Income Approach (DCF)	Long term growth rate	1.5%		1.5%		1.5%
	3,646	Market Approach (Guideline Comparable)	Investment portfolio multiple	1.0	x	1.0	x	1.0	x
	11,697	Cost approach	N/A	N/A		N/A		N/A
	968	Expected Precedent Transaction	N/A	N/A		N/A		N/A
Equity Securities	411	Income Approach (DCF)	Discount rate	12.0%		50.0%		15.9%
	154	Market Approach (Guideline Comparable)	LTM EBITDA multiple	11.5	x	11.5	x	11.5	x
			LTM Revenue multiple	1.5	x	1.5	x	1.5	x
	964	Market Approach (Current Value)	Revenue multiple	1.6	x	1.6	x	1.6	x
		Market Approach (Current Value)	Price per ton	$148		$148		$148
	720	Income Approach (DCF)	Discount rate	30.0%		30.0%		30.0%
	362	Guideline Comparable	LTM revenue multiple	5.3	x	5.3	x	5.3	x
	3,150	Market Approach (Guideline Comparable)	EBITDA multiple	3.5	x	7.5	x	6.1	x
	2,639	Option Model	Volatility	47.9%		47.9%		47.9%
	15	Cost Approach	N/A	N/A		N/A		N/A
Tangible Assets	1,421	Market Approach	Appraisal of assets	$100,000		$3,700,000		$1,900,000
	1,377	Sales Comparison Approach	Price per square meter	6,716		6,716		6,716
Equity method investment	10,173	Net Asset Value of Underlying Fund	N/A	N/A		N/A		N/A
	463,334

				Range
Liability	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Weighted Average
	(Amounts in thousands)
Secured borrowings of Consolidated Funds	$41,135	Income Approach (DCF)	Market yield	9.0%	20.2%	13.7%
	8	Income Approach (DCF)	Market yield	14.2%	14.2%	14.2%
	$41,143

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

5.	Other Assets

The components of other assets are as follows:

	As of December 31,
	2014	2013
	(Amounts in thousands)
Other Assets of Medley LLC:
Property and equipment, net of accumulated depreciation of $1,232 and $1,351, respectively	$1,367	$1,247
Security deposits	1,218	1,218
Administrative fees receivable (Note 10)	1,500	1,640
Deferred tax assets	874	634
Deferred financing costs, net of accumulated amortization of $217 and $0, respectively	2,329	337
Due from affiliates (Note 10)	382	224
Prepaid expenses	627	-
Other receivables	933	8
Total other assets of Medley LLC	9,230	5,308

Other Assets of Consolidated Funds
Restricted cash	3,000	-
Deferred tax assets	340	-
Other receivables	341	436
Total other assets of Consolidated Funds	3,681	436
Total other assets	$12,911	$5,744

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense was $0.4 million, $0.3 million and $0.3 million, respectively.

Restricted cash of Consolidated Funds consists of $3.0 million held as collateral against an irrevocable standby letter of credit required by a third-party lender to one of the fund’s investments.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of December 31,
	2014	2013
	(Amounts in thousands)
Credit Suisse Term Loan Facility:
Term loans, net of unamortized discount of $1,006	$93,994	$-
CNB credit agreement:
Term loan	-	15,000
Revolving credit facility	-	3,000
Co-invest term loan	-	2,000
Non-recourse promissory notes, net of unamortized discount of $2,500 and $3,010, respectively	9,063	7,990
Total Loans payable	$103,057	$27,990

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (“Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which will mature on June 15, 2019. The proceeds from the term loans amounting to $108.9 million after a $1.1 million issuer discount, together with cash on hand, were used to: (a) pay off the existing loan under the CNB Credit Agreement in the amount of $33.2 million, (b) pay fees and expenses incurred in connection with this financing in the amount of $2.6 million, of which $2.4 million have been deferred, and (c) pay a distribution to Medley LLC’s members in the amount of $74.5 million. In connection with this financing, the Company terminated its pre-existing credit agreement with City National Bank.

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of December 31, 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of December 31, 2014, outstanding borrowings under this facility was $94.0 million, which is reflected net of unamortized discount of $1.0 million. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $2.6 million for the year ended December 31, 2014. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of December 31, 2014

In October 2014, the Company voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment is being applied against the upcoming quarterly installments that are due commencing on March 31, 2015.

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 15). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of December 31, 2014.

CNB Credit Agreement

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”), under which it borrowed $15.0 million in a term loan, $2.0 million in a co-invest term loan and $3.0 million under a revolving credit facility. In March 2014, the Company amended the Credit Agreement to increase the term loan to $30.0 million. The proceeds from these loans were primarily used to purchase membership interests from former Medley members.

In connection with the execution of the Term Loan Facility amounts outstanding under the Credit Agreement were paid in full and the agreement was terminated.

On August 14, 2014, the Company entered into a new $15.0 million senior secured revolving credit facility with City National Bank (the ‘‘Revolving Credit Facility’’). The Company intends to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (a) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (b) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended December 31, 2014, there were no amounts drawn under the Revolving Credit Facility.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $1.4 million for each of the years ended December 31, 2014 and 2013 and $0.8 million for the year ended December 31, 2012. The fair value of the outstanding balance of the notes was $10.3 million and $10.2 million as of December 31, 2014 and 2013, respectively.

In December 2013, the Company issued an unsecured promissory note in the amount of $1.0 million to a former Medley member in connection with the purchase of his membership interests. Interest on the note accrued at an annual rate of 0.25% and the note plus accrued interest was paid in full as of December 31, 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of December 31, 2014, the balance under this note was $1.6 million.

Contractual Maturities of Loans Payable

As of December 31, 2014, future principal payments due under the loans payable are as follows (in thousands):

2015	$1,250
2016	312
2017	2,875
2018	5,500
2019	96,626
$106,563

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	December 31,
	2014	2013
	(Amounts in thousands)
Accounts payable, accrued expenses and other liabilities of Medley LLC:
Accrued compensation and benefits	$8,575	$5,650
Due to affiliates (Note 10)	6,998	3,676
Revenue share payable (Note 9)	6,669	5,286
Dividends payable	1,423	-
Income taxes payable	741	-
Professional fees	545	647
Deferred rent	474	794
Deferred tax liabilities	245	391
Accounts payable and accrued expenses	1,913	1,169
Total accounts payable, accrued expenses and other liabilities of Medley LLC	27,583	17,613

Accounts payable, accrued expenses and other liabilities of Consolidated Funds	5,767	1,325
Total accounts payable, accrued expenses and other liabilities	$33,350	$18,938

Dividends payable is comprised of $1.2 million due to the Company’s Class A common stockholders and $0.2 million payable to the Company’s restricted stock unit holders.  Dividends payable to Class A common holders represents a $0.20 per Class A common stock dividend that was declared on November 10, 2014 to shareholders of record as of the close of business on December 17, 2014 but not paid until January 2015.  As the restricted stock units are participating securities, the Company calculated the amount due to the holders of the restricted stock units based on the $0.20 per Class A common stock dividend declaration amount and the number of restricted stock units expected to vest.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

8.	SECURED BORROWINGS

The Consolidated Funds have loan participations which do not meet the definition of a “participating interest”, as defined in ASC 860, Transfers and Servicing. As such, these loan participations remain on the Company’s Consolidated Balance Sheets and are recorded at fair value, as secured borrowings of Consolidated Funds.

As of December 31, 2014, secured borrowings of Consolidated Funds at cost and fair value totaled $143.0 million and $141.1 million, respectively. The fair value of the investments that are associated with these secured borrowings was $141.1 million. During the year ended December 31, 2014, the Consolidated Funds received net proceeds from secured borrowings of $100.6 million.

As of December 31, 2013, secured borrowings of Consolidated Funds at cost and fair value totaled $41.5 million and $41.2 million, respectively. The fair value of the investments that are associated with these secured borrowings was $41.2 million. During the year ended December 31, 2013, the Consolidated Funds received net proceeds from secured borrowings of $24.0 million.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $10.0 million, $2.6 million and $2.7 million, respectively.

Future minimum repayments under the secured borrowings of the Consolidated Funds are $0 for the years ending December 31, 2015 and 2016, $19.1 million, $31.0 million and $92.0 million for the years ended December 31, 2017, 2018 and 2019, respectively, and $0.9 million thereafter.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through December 2020. Rent expense was $2.6 million, $2.2 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

2015	$2,454
2016	784
2017	452
2018	457
2019	463
Thereafter	469
Total future minimum lease payments	$5,079

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Capital Commitments to Funds

As of December 31, 2014 and 2013, the Company had aggregate unfunded commitments of $1.1 million and $1.5 million, respectively, to certain long dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. At December 31, 2014 and 2013, the obligation amounted to $6.7 million and $5.3 million, respectively and is recorded as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as revenue share payable. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

10.	RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of the end of the SIC offering period or such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. Effective June 2, 2014, Medley was no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold. The SIC IAA also requires SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of the end of the SIC offering period, which is currently scheduled to terminate in April 2016, or Medley has been repaid in full. As of December 31, 2014, there were no reimbursements that were due to Medley.

During the year ended December 31, 2014, 2013 and 2012, Medley incurred O&O Expenses of $1.5 million, $1.4 million and $1.9 million, respectively, which were recorded within general, administrative, and other expenses in the consolidated statements of operations. Reimbursements of O&O are recorded in other revenues and fees on the consolidated statements of operations and were $3.8 million, $1.8 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until June 30, 2015, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the years ended December 31, 2014, 2013 and 2012, Medley recorded $5.0 million, $3.9 million and $1.5 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. Medley recorded a liability of $5.2 million and $3.4 million as of December 31, 2014 and 2013, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $3.7 million, $2.6 million and $1.8 million, respectively, of revenue related to the MCC Admin Agreement. As of December 31, 2014 and 2013, the Company had $1.1 million and $0.7 million, respectively, of administrative fees receivable under the MCC Admin Agreement, which are included in other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $1.3 million, $0.6 million and $0.4 million, respectively, of revenue related to the SIC Admin Agreement. As of December 31, 2014 and 2013, the Company had $0.4 million and $1.0 million, respectively, of fees receivable under the SIC Admin Agreement, which are included in other assets on the consolidated balance sheets.

Promissory Notes

In December 2013, the Company issued an unsecured promissory note in the amount of $1.0 million to a former Medley member in connection with the purchase of his membership interests. Interest on the note accrued at an annual rate of 0.25% and the note plus accrued interest was paid in full at December 31, 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016.

Exchange Agreement

Prior to the completion of the IPO, the Medley LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. As of December 31, 2014, there were no transactions under this agreement.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

11.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the year ended December 31, 2014:

Year ended December 31, 2014
(Amounts in thousands, except per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$1,695
Less: Dividends declared on Class A common stock (1)	(1,200)
Less: Dividends payable to participating securities (2)	(222)
Less: Undistributed net income available to participating securities (2)	(45)
Undistributed net income available to class A common stockholders	$228

Denominator
Weighted average shares of Class A shares outstanding, including participating securities	7,177,432
Less: weighted average of participating securities (2)	(1,177,432)
Weighted average Class A common stock outstanding: Basic	6,000,000

Weighted average shares of Class A shares outstanding: Diluted	6,000,000
Add: dilutive effects of conversion of LLC Units (3)	-
Weighted average dilutive shares outstanding	6,000,000

Net income per Class A share: Basic and Diluted
Distributable earnings	$0.20
Undistributed income	0.04
Net income per Class A share	$0.24

(1)	The Company declared a $0.20 dividend on Class A common stock on November 10, 2014.
(2)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO.
(3)	Excludes the assumed conversion of 23,333,333 LLC units to Class A shares as the impact would be antidilutive.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Year ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Current
Federal	$486	$-	$-
State and local	2,768	1,735	1,138
Total current provision	3,254	1,735	1,138
Deferred
Federal	2	-	-
State and local	(728)	(96)	(51)
Total deferred provision	(726)	(96)	(51)
Provision for income taxes	$2,528	$1,639	$1,087

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of deferred tax assets and liabilities included on the Company’s consolidated balance sheets are as follows:

	As of December 31,
	2014	2013
	(Amounts in thousands)
Deferred tax assets
Tax goodwill	$648	$-
Unrealized losses	343	97
Stock-based compensation	27	-
Performance fee compensation	17	201
Deferred rent	13	19
Other liabilities	166	317
Total deferred tax assets	$1,214	$634
Deferred tax liabilities
Accrued fee income	$151	$363
Other	94	28
Total deferred tax liabilities	245	391
Net deferred tax assets	$969	$243

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the year ended December 31, 2014, the Company was only subject to federal taxes on pre-tax income attributable to Medley Management Inc. during the fourth quarter of 2014 and for a two-day period in the third quarter of the year.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Income allocated to non-controlling interests	(32.9)%	(34.0)%	(34.0)%
State and local corporate income taxes	0.2%	0.0%	0.0%
Partnership unincorporated business tax	2.6%	4.3%	4.4%
Permanent differences	(0.4)%	0.0%	0.0%
Effective tax rate	3.5%	4.3%	4.4%

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the years ended December 31, 2014, 2013 and 2012. As of and during the years ended December 31, 2014, 2013 and 2012, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2010 and, presently, have no open examinations for tax years before 2013.

13.	COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Prior to the Company’s reorganization and IPO, all payments made to the Medley LLC’s members were accounted for as distributions on the equity held by such members rather than as employee compensation. Subsequent to the Company’s reorganization and IPO, guaranteed payments paid to Medley LLC’s members who are senior professionals will be accounted for as employee compensation.

Performance Fee Compensation

In October 2010, the Company granted shares of vested profits interests in certain subsidiaries to selected employees. These awards are viewed as a profit-sharing arrangement and are accounted for under ASC 710, which requires compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. The shares were vested at grant date, subject to a divestiture percentage based on percentage of service completed from the award grant date to the employee’s termination date. The Company adjusts the related liability quarterly based on changes in estimated cash flows for the profit interests.

In January 2014, the Company granted additional shares of profit interests in certain subsidiaries to selected employees. The shares were fully vested at grant date and were not subject to a divestiture percentage. For the year ended December 31, 2014, performance compensation was $(1.5) million as a result of a reversal of compensation expense recorded in the prior year. For the years ended December 31, 2013 and 2012, performance compensation expense was $7.2 million and $5.1 million, respectively. As of December 31, 2014 and 2013, the total performance fee compensation payable for these awards was $11.8 million and $16.2 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. For the years ended December 31, 2014, 2013 and 2012, the Company’s contributions to the plan were $0.4 million, $0.3 million and $0.2 million, respectively.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests. Shares of class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of December 31, 2014, there were 3.3 million awards available to be granted under the Plan.

The fair value of the RSUs granted in 2014 was determined to be the fair value of the underlying shares on the date of grant and aggregated to $16.0 million. This total fair value, which was adjusted for anticipated forfeitures of up to 8% per annum, will be charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the year ended December 31, 2014, stock-based compensation was $0.9 million.

The following summarizes RSU activity for the year ended December 31, 2014:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	-	$-
Granted	1,203,515	17.91
Forfeited	(5,600)	18.00
Vested	-	-
Balance at December 31, 2014	1,197,915	$17.91

As of December 31, 2014, there were approximately 895,000 RSUs outstanding, net of estimated forfeitures, that are expected to vest. Unamortized compensation cost related to unvested RSUs at December 31, 2014 was $15.1 million and is expected to be recognized over a weighted average period of 4.7 years.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

14.	MARKET AND OTHER RISK FACTORS

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

Notes to Consolidated Financial Statements

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

15.	SEGMENT REPORTING

The Company’s business is currently comprised of only one reportable segment, the investment management segment, and substantially all Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company conducts its investment management business in the United States, where substantially all of its revenues are generated.

In addition to analyzing the Company’s results on a GAAP basis, management also makes operating decisions and asse0sses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds. Core Net Income and Core EBITDA are income measures that are used by management to assess the performance of its business.

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of the business through the removal of non-core items, as well as other non-recurring expenses. It is calculated by adjusting standalone net income attributable to members of Medley to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs and stock-based compensation associated with RSUs that were granted to employees in connection with the Company’s IPO.

Core Earnings before interest, income taxes, depreciation and amortization (Core EBITDA). Core EBITDA is calculated as Core Net Income before interest expense, income taxes and depreciation.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following presents the standalone financial results of the Company’s operating results for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Revenues
Management fees	$65,765	$46,424	$33,690
Performance fees	7,884	8,236	3,883
Other revenues and fees	8,871	5,011	2,527
Total revenues	82,520	59,671	40,100

Expenses
Compensation and benefits	20,322	13,712	11,477
Performance fee compensation	(1,543)	7,192	5,148
General, administrative and other expenses	16,312	12,655	9,679
Total expenses	35,091	33,559	26,304

Other income (expense)
Dividend income	886	886	245
Interest expense	(5,520)	(1,479)	(831)
Other expenses, net	(2,097)	(1,168)	(905)
Total other expense, net	(6,731)	(1,761)	(1,491)
Income before income taxes	$40,698	$24,351	$12,305
Provision for income taxes	1,015	714	387
Net income	39,683	23,637	11,918
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$37,750	$23,637	$11,918
Reimbursable fund startup expenses (1)	5,599	3,825	1,423
Severance expense (1)	(5)	737	-
IPO date award stock-based compensation (1)	822	-	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	(3,284)	(4,993)	(2,913)
Core Net Income	$40,882	$23,206	$10,428
Interest expense	5,520	1,479	831
Income taxes	1,154	701	343
Depreciation and amortization	401	276	258
Core EBITDA	$47,957	$25,662	$11,860

(1)	Presented net of income taxes.
(2)	Represents a pro forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s reorganization and IPO, these payments were recorded as distributions from member’s capital.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following tables reconcile the Company’s segment results to its consolidated results of operations:

	For the Year Ended December 31, 2014
	Standalone	Consolidation Adjustments and Reconciling Items		Consolidated Results
	(Amounts in thousands)
Revenues	$82,520	$(10,347	)(1)	$72,173
Expenses	35,091	1,670	(2)	36,761
Other income (expense), net	(6,731)	43,247	(3)	36,516
Provision for income taxes	1,015	1,513	(4)	2,528
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-		1,933
Net income attributable to non-controlling interest in Consolidated Funds	-	29,717		29,717
Net income attributable to non-controlling interests in Medley LLC	36,055	-		36,055
Net income attributable to Medley Management Inc.	1,695	-		1,695
Add: Net income attributable to non-controlling interests in Medley LLC	36,055	-		36,055
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	37,750	-		37,750
Reimbursable fund startup expenses	5,599	-		5,599
Severance expenses	(5)	-		(5)
IPO date award stock-based compensation	822	-		822
Adjustment for pre-IPO guaranteed payments to members	(3,284)	-		(3,284)
Core Net Income	$40,882	$-		$40,882

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2013
	Standalone	Consolidation Adjustments And Reconciling Items		Consolidated Results
	(Amounts in thousands)
Revenues	$59,671	$(15,802	)(1)	$43,869
Expenses	33,559	1,225	(2)	34,784
Other income (expense)	(1,761)	30,850	(3)	29,089
Provision for income taxes	714	925	(4)	1,639
Net income attributable to non-controlling interest in Consolidated Funds	-	12,898		12,898
Net income attributable to non-controlling interests in Medley LLC	23,637	-		23,637
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	23,637	-		23,637
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	23,637	-		23,637
Reimbursable fund startup expenses	3,825	-		3,825
Severance expenses	737	-		737
Adjustment for pre-IPO guaranteed payments to members	(4,993)	-		(4,993)
Core Net Income	$23,206	$-		$23,206

	For the Year Ended December 31, 2012
	Standalone	Consolidation Adjustments and Reconciling Items		Consolidated Results
	(Amounts in thousands)
Revenues	$40,100	$(11,858	)(1)	$28,242
Expenses	26,304	1,653	(2)	27,957
Other income (expense)	(1,491)	25,772	(3)	24,281
Provision for income taxes	387	700	(4)	1,087
Net income attributable to non-controlling interest in Consolidated Funds	-	11,561		11,561
Net income attributable to non-controlling interests in Medley LLC	11,918	-		11,918
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	11,918	-		11,918
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	11,918	-		11,918
Reimbursable fund startup expenses	1,423	-		1,423
Severance expenses	-	-		-
Adjustment for pre-IPO guaranteed payments to members	(2,913)			(2,913)
Core Net Income	$10,428	$-		$10,428

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

(1)            Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the years ended December 31, 2014, 2013 and 2012, such adjustments and reconciling items were as follows:

	2014	2013	2012
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(4,513)	$(9,978)	$(8,365)
MOF II Performance fees eliminated in consolidation	(5,834)	(5,824)	(3,118)
Administrative fees from Consolidated Funds eliminated in consolidation	-	-	(375)
Total consolidated adjustments and reconciling items	$(10,347)	$(15,802)	$(11,858)

(2)	The adjustment and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the years ended December 31, 2014, 2013 and 2012, such adjustments and reconciling items were as follows:

	2014	2013	2012
	(Amounts in thousands)
Consolidated Funds Expenses	$1,670	$1,225	$1,653
Total consolidated adjustments and reconciling items	$1,670	$1,225	$1,653

(3)         The other income adjustment and reconciling items primarily represents net interest income and net investment income from Consolidated Funds. For the years ended December 31, 2014, 2013 and 2012, such adjustments and reconciling items were as follows:

	2014	2013	2012
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$71,468	$52,550	$39,001
Interest expense on secured borrowings of Consolidated Funds	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investment of Consolidated Funds	789	(16,080)	(1,600)
Net change in unrealized depreciation on investments of Consolidated Funds	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,174	(306)	787
Elimination of equity income from Consolidated Funds	324	685	353
Total consolidated adjustments and reconciling items	$43,247	$30,850	$25,772

(4)	The provision for income taxes adjustment and reconciling items represents income taxes from Consolidated Funds. For the years ended December 31, 2014, 2013 and 2012, such adjustments and reconciling items were as follows:

	2014	2013	2012
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$1,513	$925	$700
Total consolidated adjustments and reconciling items	$1,513	$925	$700

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

16.	CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of December 31, 2014 and 2013, and the Company’s results from operations for the years ended December 31, 2014, 2013 and 2012. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	For the Year Ended December 31, 2014
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$65,765	$-	$(4,513)	$61,252
Performance fees	7,884	-	(5,834)	2,050
Other revenues and fees	8,871	-	-	8,871
Total revenues	82,520	-	(10,347)	72,173

Expenses:
Compensation and benefits	20,322	-	-	20,322
Performance fee compensation	(1,543)	-	-	(1,543)
Consolidated Funds expenses	-	6,183	(4,513)	1,670
General, administrative and other expenses	16,312	-	-	16,312
Total operating expenses	35,091	6,183	(4,513)	36,761

Other income (expense):
Dividend income	886	-	-	886
Interest expense	(5,520)	-	-	(5,520)
Other income (expenses), net	(2,097)	-	324	(1,773)
Interest and other income of Consolidated Funds	-	71,468	-	71,468

Interest expense of Consolidated Funds	-	(9,951)	-	(9,951)
Net realized gain on investments of Consolidated Funds	-	789	-	789
Net change in unrealized depreciation on investments of Consolidated Funds	-	(20,557)	-	(20,557)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds		1,174		1,174
Total other income (expense), net	(6,731)	42,923	324	36,516
Income before income taxes	40,698	36,740	(5,510)	71,928
Provision for income taxes	1,015	1,513	-	2,528
Net income	39,683	35,227	(5,510)	69,400
Net income attributable to non-controlling interests in Consolidated Funds	-	-	29,717	29,717
Net income attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-	1,933
Net income attributable to non-controlling interests in Medley LLC	36,055	-	-	36,055
Net income attributable to Medley Management Inc.	$1,695	$35,227	$(35,227)	$1,695

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	As of December 31, 2014
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$87,206	$-	$-	$87,206
Investment, at fair value	22,143	-	(12,242)	9,901
Management fees receivable	15,173	-	-	15,173
Performance fees receivable	5,573	-	-	5,573
Other assets	9,230	-	-	9,230

Assets of Consolidated Funds:				-
Cash and cash equivalents	-	38,111	-	38,111
Investments, at fair value	-	734,870	-	734,870
Interest and dividends receivable	-	6,654	-	6,654
Other assets	-	5,057	(1,376)	3,681
Total assets	$139,325	$784,692	$(13,618)	$910,399

Liabilities and equity
Loans payable	$103,057	$-	$-	$103,057
Accounts payable, accrued expenses and other liabilities	28,959	-	(1,376)	27,583
Performance fee compensation payable	11,807	-	-	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767	-	5,767
Secured borrowings	-	141,135	-	141,135
Total liabilities	143,823	146,902	(1,376)	289,349

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(2,384)	-	-	(2,384)
Retained earnings	272	-	-	272
Total stockholders' deficit, Medley Management Inc.	(2,052)	-	-	(2,052)
Non-controlling interests in Consolidated Funds	-	-	625,548	625,548
Non-controlling interests in consolidated subsidiaries	1,526	-	-	1,526
Non-controlling interests in Medley LLC	(3,972)	-	-	(3,972)
Members' equity of consolidated funds	-	637,790	(637,790)	-
Total (deficit) equity	(4,498)	637,790	(12,242)	621,050
Total liabilities and equity	$139,325	$784,692	$(13,618)	$910,399

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2013
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$46,424	$-	$(9,978)	$36,446
Performance fees	8,236	-	(5,824)	2,412
Other revenues and fees	5,011	-	-	5,011
Total revenues	59,671	-	(15,802)	43,869

Expenses:
Compensation and benefits	13,712	-	-	13,712
Performance fee compensation	7,192	-	-	7,192
Consolidated Funds expenses	-	11,203	(9,978)	1,225
General, administrative and other expenses	12,655	-	-	12,655
Total operating expenses	33,559	11,203	(9,978)	34,784

Other income (expense):
Dividend income	886	-	-	886
Interest expense	(1,479)	-	-	(1,479)
Other income (expenses), net	(1,168)	-	685	(483)
Interest and other income of Consolidated Funds	-	52,550	-	52,550

Interest expense of Consolidated Funds		(2,638)		(2,638)
Net realized loss on investments of Consolidated Funds	-	(16,080)	-	(16,080)
Net change in unrealized depreciation on investments of Consolidated Funds	-	(3,361)	-	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds		(306)		(306)
Total other income (expense)	(1,761)	30,165	685	29,089
Income before income taxes	24,351	18,962	(5,139)	38,174
Provision for income taxes	714	925	-	1,639
Net income	23,637	18,037	(5,139)	36,535
Net income attributable to non-controlling interests in Consolidated Funds	-	-	12,898	12,898
Net income attributable to Medley LLC	$23,637	$18,037	$(18,037)	$23,637

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	As of December 31, 2013
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$5,395	$-	$-	$5,395
Investment, at fair value	21,443	-	(11,270)	10,173
Management fees receivable	8,921	-	-	8,921
Performance fees receivable	3,339	-	-	3,339
Other assets	4,216	-	1,092	5,308

Assets of Consolidated Funds:
Cash and cash equivalents	-	60,355	-	60,355
Investments, at fair value	-	453,396	-	453,396
Interest and dividends receivable	-	2,969	-	2,969
Other assets	-	1,565	(1,129)	436
Total assets	$43,314	$518,285	$(11,307)	$550,292

Liabilities and equity
Loans payable	$27,990	$-	$-	$27,990
Accounts payable, accrued expenses and other liabilities	17,613	-	-	17,613
Performance fee compensation payable	16,225	-	-	16,225

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	1,363	(38)	1,325
Secured borrowings	-	41,178	-	41,178
Total liabilities	61,828	42,541	(38)	104,331

Equity
Non-controlling interest in Consolidated Funds	-	-	464,475	464,475
Non-controlling interest in consolidated subsidiaries	40	-	-	40
Members' (deficit) equity	(18,554)	475,744	(475,744)	(18,554)
Total (deficit) equity	(18,514)	475,744	(11,269)	445,961
Total liabilities and equity	$43,314	$518,285	$(11,307)	$550,292

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2012
	Standalone	Consolidated Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$33,690	$-	$(8,365)	$25,325
Performance fees	3,883	-	(3,118)	765
Other revenues and fees	2,527	-	(375)	2,152
Total revenues	40,100	-	(11,858)	28,242

Expenses:
Compensation and benefits	11,477	-	-	11,477
Performance fee compensation	5,148	-	-	5,148
Consolidated Funds expenses	-	10,393	(8,740)	1,653
General, administrative and other expenses	9,679	-	-	9,679
Total operating expenses	26,304	10,393	(8,740)	27,957

Other income (expense):
Dividend income	245	-	-	245
Interest expense	(831)	-	-	(831)
Other income (expenses), net	(905)	-	353	(552)
Interest and other income of Consolidated Funds	-	39,001	-	39,001

Interest expense of Consolidated Funds		(2,666)		(2,666)
Net realized loss on investments of Consolidated Funds	-	(1,600)	-	(1,600)
Net change in unrealized depreciation on investments of Consolidated Funds	-	(10,103)	-	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds		787		787
Total other income (expense)	(1,491)	25,419	353	24,281
Income before income taxes	12,305	15,026	(2,765)	24,566
Provision for income taxes	387	700	-	1,087
Net income	11,918	14,326	(2,765)	23,479
Net income attributable to non-controlling interests in Consolidated Funds	-	122	11,439	11,561
Net income attributable to Medley LLC	$11,918	$14,204	$(14,204)	$11,918

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

17.	QUARTERLY FINANCIAL DATA (unaudited)

The following tables present the Company’s consolidated unaudited quarterly results of operations for 2014 and 2013.

	For the Three Months Ended (unaudited)
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Revenues	$18,187	$20,765	$17,225	$15,996
Expenses	5,564	8,510	12,861	9,826
Total other income, net	3,575	11,726	17,228	3,987
Income before income taxes	16,198	23,981	21,592	10,157
Net income	15,844	23,058	20,845	9,653
Net income attributable to non-controlling interest in Consolidated Funds	6,815	9,933	9,057	3,912
Net income attributable to non-controlling interests in consolidated subsidiaries	(239)	612	1,607	(47)
Net income attributable to non-controlling interests in Medley LLC	$7,951	$12,135	10,181	5,788
Net income attributable to Medley Management Inc.	1,317	378

Net income per Class A common stock:
Basic (Note 11)	0.19	0.05
Diluted (Note 11)	0.19	0.05
Weighted average shares - Basic and Diluted	6,000,000	6,000,000

	For the Three Months Ended (unaudited)
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Revenues	$15,312	$11,429	$9,300	$7,828
Expenses	8,568	7,892	10,635	7,689
Total other expense, net	11,100	10,424	1,918	5,647
Income before income taxes	17,844	13,961	583	5,786
Net income	17,343	13,499	232	5,461
Net income attributable to non-controlling interest in Consolidated Funds	7,067	6,183	(1,635)	1,283
Net income attributable to non-controlling interests in Medley LLC	$10,276	$7,316	$1,867	$4,178

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

18.	SUBSEQUENT EVENTS

Effective January 1, 2015, Medley completed its role as investment manager of Medley's first private debt fund, Medley Opportunity Fund I LP ("MOF I LP"), one of the Consolidated Funds, and transitioned the management of the residual assets of MOF I LP to another asset manager. As a result of this transition, the Company deconsolidated the financial statements of MOF I LP, on January 1, 2015. There was no gain or loss recorded on the deconsolidation.

Had the Company deconsolidated the assets and liabilities of MOF I LP as of December 31, 2014, the total assets of Consolidated Funds would have been reduced by $20.0 million, the total liabilities of Consolidated Funds would have been reduced by $2.9 million and the non-controlling interests in Consolidated Funds would have been reduced by $15.3 million. Partially offsetting the impact of the decrease in total consolidated assets would have been a $1.8 million increase in investments held by Medley LLC. The Company believes that the impact of the deconsolidation of MOF I LP would not have had a material impact on the Company’s balance sheet as of December 31, 2014.

On March 29, 2015, the Company’s board of directors declared a quarterly dividend of $0.20 per share of Class A common stock, for the first quarter 2015, payable on May 6, 2015, to shareholders of record of the Company’s Class A common stock as of the close of business on April 23, 2015.

Item 9.    Changes and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.           Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, certain information related to our compensation plans under which our Class A common stock may be issued.

	Number of securities to be issued upon exercise of outstanding	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	1,197,915	―	3,302,085

Equity compensation plans not approved by stockholders	―	―	―

(1)	Relates to the Medley Management Inc. 2014 Omnibus Incentive Plan.

(2)	The weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The additional information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 11.         Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13.         Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

111

Item 14.         Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

See the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY MANAGEMENT INC.
(Registrant)

Date: March 30, 2015	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2015.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer and Co-Chairman
Brook Taube	(Co-Principal Executive Officer)

/s/ Seth Taube	Co-Chief Executive Officer and Co-Chairman
Seth Taube	(Co-Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Tonkel	President and Director
Jeffrey Tonkel

/s/ Jeffrey T. Leeds	Director
Jeffrey T. Leeds

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.

/s/ Philip K. Ryan	Director
Philip K. Ryan

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.2	Exchange Agreement, dated as of September 23, 2014, among Medley Management Inc., Medley LLC and the holders of LLC Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.3	Tax Receivable Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.4	Registration Rights Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.5	Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.6	Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.7	Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.8†	Medley Management Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.9†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.10†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.11†	Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.12†	Amendment to Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.13†	Medley LLC Unit Award Agreement to Richard Allorto, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.14†	Amendment to Medley LLC Unit Award Agreement to Richard Allorto, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

21.1*	Subsidiaries of Medley Management Inc.

23.1*	Consent of McGladrey LLP

31.1*	Certification of Periodic Report by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

