Form 10-Q
period 2015-03-31
MEDLEY MANAGEMENT INC.
filed 2015-05-14
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 13, 2015 was 6,000,000. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 13, 2015 was 100.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report on Form 10-K”) available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

•	difficult market and political conditions;

•	our funds are managed pursuant to advisory agreements that may be terminated and fund partnership agreements that permit fund investors to remove us as the general partner;

•	our ability to maintain our current fee structure;

•	a change of control of us could result in termination of our investment advisory agreements;

•	our ability to consummate or successfully integrate development opportunities, acquisitions or joint ventures;

•	we depend on third-party distribution sources to market our investment strategies;

•	challenges associated with an investment strategy focused primarily on privately held companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies;

•	our funds’ investee companies’ ability to incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

•	subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens and, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds;

•	if our funds’ debt investments are subordinated to claims of other creditors or our funds are subject to lender liability claims;

•	our funds may not have the resources or ability to make additional investments in our investee companies;

•	economic recessions or downturns;

•	a covenant breach by our investee companies;

•	competition in the investment management business and the lending market;

•	dependence on leverage by certain of our funds and by our funds’ investee companies;

•	our funds’ investments in companies that are highly leveraged;

•	a lack of control over the business operations of our investee companies;

•	uncertainty regarding the value of our funds’ investments;

i

•	requirements to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs;

•	our funds’ risks relating to undiversified investments;

•	the ability of third-party investors in our private funds to satisfy their contractual obligation to fund capital calls when requested;

•	our funds’ disposition of investments at a disadvantageous time;

•	risks associated with hedging strategies;

•	our ability to raise capital from investors;

•	our dependence on retaining and attracting new senior management, senior investment professionals and other key personnel;

•	our failure to appropriately address conflicts of interest;

•	potential conflicts of interest that may arise between our Class A common stockholders and our funds’ investors;

•	investors in our funds’ willingness to commit new capital to our funds;

•	our ability to sustain rapid growth of our businesses;

•	risks associated with entering into new lines of business and expanding into new investment strategies, geographic markets and businesses;

•	extensive regulation of our business;

•	failure to comply with, and changes to the regulatory regime of, “pay to play” regulations;

•	new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business;

•	the regulation of present and future BDCs for which we serve as investment adviser;

•	risks in using custodians, counterparties, administrators and other agents;

•	our ability to achieve steady earnings growth on a quarterly basis;

•	litigation risks;

•	employee misconduct, fraud and other deceptive practices or other misconduct;

•	our substantial indebtedness;

•	operating and financial restrictions imposed by our Senior Secured Credit Facilities;

•	operational risks;

•	our organizational structure and dependence upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends;

•	our control by our pre-IPO owners;

•	payments required under the tax receivable agreement;

•	costs and additional regulations and requirements as a result of becoming a public company; and

•	our ability to maintain internal controls over financial reporting required under the Sarbanes-Oxley Act.

ii

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

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to the three month period ended March 31, 2015, MOF II and MOF III and with respect to prior periods MOF I LP, MOF II and MOF III, subsequent to its formation;

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“long-dated private funds” refers to MOF II, MOF III and any other private funds we may manage in the future, provided that, with respect to periods prior to December 31, 2014, “long-dated private funds” refers to MOF I, MOF II and MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our IPO and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	“MOF I LP” refers to Medley Opportunity Fund LP;

•	“MOF I Ltd” refers to Medley Opportunity Fund Ltd;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

iii

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

iv

Medley Management Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	As of
	March 31,	As of
	2015	December 31,
	(unaudited)	2014
Assets
Cash and cash equivalents	$71,834	$87,206
Investments, at fair value	11,539	9,901
Management fees receivable	15,024	15,173
Performance fees receivable	6,785	5,573
Other assets	9,084	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	77,725	38,111
Investments, at fair value	735,623	734,870
Interest and dividends receivable	6,415	6,654
Other assets	1,340	3,681
Total assets	$935,369	$910,399

Liabilities and Equity
Loans payable	$102,932	$103,057
Accounts payable, accrued expenses and other liabilities	19,323	27,583
Performance fee compensation payable	11,377	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	13,724	5,767
Secured borrowings	136,806	141,135
Total liabilities	284,162	289,349

Commitments and contingencies (Note 9)

Equity
Class A Common Stock, $0.01 par value, 3,000,000,000 shares authorized; 6,000,000 shares issued and outstanding	60	60
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Capital deficit	(1,606)	(2,384)
Retained earnings	180	272
Total stockholders' deficit, Medley Management Inc.	(1,366)	(2,052)
Non-controlling interests in Consolidated Funds	654,970	625,548
Non-controlling interests in consolidated subsidiaries	2,816	1,526
Non-controlling interests in Medley LLC	(5,213)	(3,972)
Total equity	651,207	621,050
Total liabilities and equity	$935,369	$910,399

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues
Management fees	$16,194	$13,228
Performance fees	1,212	755
Other revenues and fees	1,624	2,013
Total revenues	19,030	15,996

Expenses
Compensation and benefits	7,221	3,759
Performance fee compensation	112	1,518
Consolidated Funds expenses	793	320
General, administrative and other expenses	4,507	4,229
Total expenses	12,633	9,826

Other income (expense)
Dividend income	222	222
Interest expense	(2,085)	(633)
Other expenses, net	(383)	(931)
Interest and other income of Consolidated Funds	18,727	13,421
Interest expense of Consolidated Funds	(3,804)	(1,312)
Net realized gain (loss) on investments of Consolidated Funds	952	1,357
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	4,022	(7,813)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(416)	(324)
Total other income, net	17,235	3,987
Income before income taxes	23,632	10,157
Provision for income taxes	1,690	504
Net income	21,942	9,653
Net income attributable to non-controlling interests in Consolidated Funds	11,575	3,912
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	1,290	(47)
Net income attributable to non-controlling interests in Medley LLC	7,803	$5,788
Net income attributable to Medley Management Inc.	$1,274
Dividends declared per Class A common stock	$0.20

Net income per Class A common stock:
Basic (Note 11)	$0.19
Diluted (Note 11)	$0.19
Weighted average shares - Basic and Diluted	6,000,000

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Amounts in thousands, except share and per share amounts)

							Non-	Non-	Non-
							controlling	controlling	controlling
	Class A		Class B				Interests in	Interests in	Interests in
	Common Stock		Common Stock		Capital	Retained	Consolidated	Consolidated	Medley	Total
	Shares	Dollars	Shares	Dollars	Deficit	Earnings	Funds	Subsidiaries	LLC	Equity
Balance at December 31, 2014	6,000,000	$60	100	$-	$(2,384)	$272	$625,548	$1,526	$(3,972)	$621,050
Deconsolidation of MOF I LP	-	-	-	-	-	-	(15,321)	-	-	(15,321)
Net income	-	-	-	-	-	1,274	11,575	1,290	7,803	21,942
Stock-based compensation	-	-	-	-	778	-	-	-	-	778
Dividends declared on Class
A common stock ($0.20
per share)	-	-	-	-	-	(1,366)	-	-	-	(1,366)
Contributions	-	-	-	-	-	-	33,168	-	-	33,168
Distributions	-	-	-	-	-	-	-	-	(9,044)	(9,044)
Balance at March 31, 2015	6,000,000	$60	100	$-	$(1,606)	$180	$654,970	$2,816	$(5,213)	$651,207

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Three Months Ended
	March, 31,
	2015	2014
Cash flows from operating activities
Net income	$21,942	$9,653
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	131	(22)
Non-cash stock-based compensation	778	-
Depreciation and amortization	111	92
Provision for (benefit from) deferred taxes	349	90
Amortization of deferred financing costs	132	44
Accretion of debt discount	188	121
Operating adjustments related to Consolidated Funds:
Benefit from deferred taxes	(243)	(252)
Interest income paid-in-kind	(837)	(1,949)
Accretion of original issue discount	1,899	(328)
Net realized (gain) loss on investments	(1,059)	(1,357)
Net change in unrealized depreciation (appreciation) on investments	(3,916)	7,813
Net change in unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds	416	324
Changes in operating assets and liabilities:
Management fees receivable	149	(735)
Performance fees receivable	(1,212)	(755)
Other assets	(67)	(827)
Accounts payable, accrued expenses and other liabilities	(8,475)	(1,978)
Performance fee compensation payable	(430)	1,067
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(42,949)	(5,699)
Cost of investments purchased	(49,072)	(105,039)
Proceeds from sales and repayments of investments	38,959	3,653
Other assets	(793)	(911)
Change in accounts payable, accrued expenses and other liabilities	10,950	449
Net cash used in operating activities	(33,049)	(96,546)

Cash flows from investing activities
Purchases of property and equipment	(107)	(84)
Net cash used in investing activities	(107)	(84)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited) - (continued)
(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of debt obligations	$-	$17,500
Repayment of loans payable	(313)	-
Distributions to members	(9,044)	(25,588)
Dividends paid	(1,423)	-
Contribution from non-controlling interest in consolidated subsidiaries	-	928
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	33,169	88,603
Distributions to non-controlling interest holders	-	-
Proceeds from secured borrowings	10,834	12,000
Repayments on secured borrowings	(15,439)	(239)
Net cash provided by financing activities	17,784	93,204
Net increase (decrease) in cash and cash equivalents	(15,372)	(3,426)
Cash and cash equivalents, beginning of period	87,206	5,395
Cash and cash equivalents, end of period	$71,834	$1,969

Supplemental disclosure of non-cash financing activities
Non-cash debt	$-	$2,500
Dividends declared but not paid	1,366	-

Supplemental disclosure of non-cash investing activities
Investment in MOF I attributed to deconsolidation	$1,768	$-

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medley Management Inc. (the “Corporation”) is an asset management firm offering yield solutions to retail and institutional investors. The Corporation’s national direct origination franchise provides capital to the middle market in the U.S. The Corporation, through its consolidated subsidiary Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.

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

Medley LLC Reorganization

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first twelve month anniversary of the date of the closing of the IPO, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

The pre-IPO owners, are, subject to limited exceptions, prohibited from transferring any LLC Units held by them or any shares of Class A common stock received upon exchange of such LLC Units, until the third anniversary of the date of the closing of the IPO without the Company’s consent. Thereafter and prior to the fourth and fifth anniversaries of the closing of the IPO, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefor, without the Company’s consent.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries together with certain funds (individually “Consolidated Funds”, collectively, “Medley” or the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report on Form 10-K”). The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending December 31, 2015.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Consolidated Funds have been consolidated in the accompanying financial statements for the periods presented in accordance with U.S. GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Funds’ results included herein have no direct effect on the net income attributable to members or on total equity. The economic ownership interests of the investors in the Consolidated Funds are reflected as “Non-controlling interests in Consolidated Funds” and as “Net income attributable to non-controlling interests in Consolidated Funds” in the accompanying condensed consolidated financial statements.

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

Principles of Consolidation

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates those entities where it has a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, the Company consolidates entities that the Company concludes are variable interest entities (“VIEs”), for which the Company is deemed to be the primary beneficiary and entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.

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

For those entities that qualify as a VIE, the Company performs an analysis to determine if it is the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under Accounting Standard Update (“ASU”) 2010-10, the Company determines that it is the primary beneficiary only if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, the Company determines that it is the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. In making its assessment the Company takes into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether the Company should consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case-by-case basis.

For those entities evaluated under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or through other means whereby the Company is the general partner and is presumed to have control. The Company would not consolidate an entity in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the entity or remove the general partner (“kick-out-rights”) or the granting of substantive participating rights.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC is 20.5% and 79.5%, respectively, as of March 31, 2015 and December 31, 2014. Net income attributable to the non-controlling interest in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of March 31, 2015 and December 31, 2014, total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $18.6 million and $18.0 million, respectively. Total liabilities, after eliminating entries, of this VIE were $18.7 million and $19.6 million as of March 31, 2015 and December 31, 2014, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (i) limited partners’ capital commitments to the funds, (ii) invested capital, (iii) net asset value (“NAV”), or (iv) lower of cost or market value of a fund’s portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that the funds were not VIEs. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds have been consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities.

In December 2014, the Company formed the Medley Opportunity Fund III LP (MOF III), which is structured as a limited partnership.  One of the Company’s wholly owned subsidiaries is the general partner and investment manager of MOF III. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that MOF III was not a VIE. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, this fund has been consolidated under the voting interest model in accordance with ASC 810-20.

Deconsolidation of a Fund

The Company had consolidated the Medley Opportunity Fund LP (MOF I LP) in its consolidated financial statements under the voting interest model in accordance with ASC 810-20, as the Company was the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, the Company completed its role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, the Company deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Accounting

Management has determined that the Company’s Consolidated Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP requires that investments held by an investment company be recorded at fair value and any unrealized appreciation (depreciation) in an investment’s fair value be recognized on a current basis in the consolidated statements of operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under U.S. GAAP. As such, all of the investments held by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed consolidated balance sheets. Interest income of the Consolidated Funds is included in interest and other income of Consolidated Funds in the Company’s consolidated statements of operations.

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

The Company may make investments outside of the United States. These non-U.S. investments are subject to the same risks associated with U.S. investments, as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing the investments, potentially adverse tax consequences, and the burden of complying with a wide variety of foreign laws.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Investments

Investments include equity method investments that are not consolidated but in which the Company exerts significant influence, and investments held by the Consolidated Funds. Medley measures the fair value of the equity method investments that do not have a readily determinable fair value at net asset value or market value. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investees is reflected as a component of other income (expense) in the condensed consolidated statements of operations.

The Consolidated Funds reflect their investments at fair value with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized depreciation on investments of Consolidated Funds in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Fair Value Measurements

The Consolidated Funds apply fair value accounting to all of their financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Consolidated Funds have categorized their financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Consolidated Funds’ own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable approach);

•	recent sales of private and public comparable companies (Guideline Comparable approach);

•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price Approach);

•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds approach);

•	subsequent sales made by the company of its investments (Expected Sales Proceeds approach); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow “DCF” approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

A multi-step valuation process is undertaken each quarter when valuing portfolio investments for which market quotations are not readily available, as described below:

•	The quarterly valuation process begins with each portfolio investment being initially valued by the Company’s internal valuation team;

•	An independent valuation firm engaged by the Consolidated Funds prepares an independent valuation report for approximately one-third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms; and

•	Preliminary valuation conclusions are then documented and discussed with senior management.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Revenues

Management Fees

Medley provides investment management services to both public and private investment vehicles. Management fees include both base management fees, other management fees, and Part I incentive fees, as described below.

Base management fees are calculated based on either (i) the average or ending gross assets balance for the relevant period, (ii) limited partners’ capital commitments to the funds, (iii) invested capital, (iv) the net asset value or (v) lower of cost or market value of a fund’s portfolio investments. For the private funds, Medley receives base management fees during a specified period of time, which is generally ten years from the initial closing date. However, such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of the investment management agreement, management fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the portfolio companies of the Consolidated Funds, as well as separately managed accounts. These fees are recognized when Medley becomes entitled to such fees.

Certain management agreements also provide for Medley to receive Part I incentive fee revenue derived from net interest income (excluding gains and losses) above a hurdle rate. These fees are not subject to repayment, clawbacks or netting against realized losses. Part I incentive fees are paid quarterly and are recognized as earned over the period the services are provided.

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds, including separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended March 31, 2015, the Company reversed $0.1 million of previously recognized performance fees on a standalone and consolidated basis. The Company did not reverse any previously recognized performance fees for the period ended March 31, 2014. Cumulative performance fees recognized through March 31, 2015 were $26.7 million and $6.8 million on a standalone and consolidated basis, respectively.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2015, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. As such, no amounts have been accrued for clawback obligations in the accompanying condensed consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The value of the portion of the award that is ultimately expected to vest on a straight-line basis over the requisite service period is included within compensation and benefits on the Company’s condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of income tax expense. For interim periods, the Company accounts for income taxes based on its estimate of the effective tax rate for the year. Discrete items and changes in its estimate of the annual effective tax rate are recorded in the period they occur.

Prior to the Company’s Reorganization and IPO, no provision was made for U.S. federal income taxes in the accompanying condensed consolidated financial statements since the Company was a group of pass-through entities for U.S. and state income tax purposes and its profits and losses were allocated to the partners who are individually responsible for reporting such amounts. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax.

Following the IPO, Medley LLC and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes. Accordingly, these entities in some cases continue to be subject to New York City’s unincorporated business tax. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes, which are reflected in the Company’s consolidated financial statements.

Secured Borrowings of Consolidated Funds

The Consolidated Funds follow the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance. Under ASC 860, the Company applies a control-oriented approach to participating interests whereby control is considered to have been surrendered only if (i) the transferred financial assets have been isolated from the transferor, (ii) the transferee has the right to pledge or exchange the transferred financial assets it received, and (iii) the transferor, its consolidated affiliates in the financial statements being presented, or its agents do not maintain effective control over the transferred financial assets. Participations or other partial loan sales which do not meet all of these conditions remain on the Company’s condensed consolidated balance sheets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

For these participations or partial loan sales accounted for as secured borrowings, the interest income earned on the entire loan balance is recorded within interest and other income of Consolidated Funds and the interest income earned by the buyer in the partial loan sale is recorded as interest expense of Consolidated Funds in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings of Consolidated Funds are included in net change in unrealized depreciation (appreciation) on secured borrowings in the consolidated statements of operations.

Revisions to Previously Issued Financial Statements

The Company accounts for certain loan participations as secured borrowings that in previously issued financial statements had been accounted for as true sales, as defined in ASC 860.  These loan participation agreements did not contain any prohibited constraints on exchange or transfer and the assets were legally isolated from the transferor. Upon further analysis, the Company determined that a provision in the asset management agreement between the transferee and a consolidated affiliate of the transferor had a standard provision that restricted transfer of the assets for a period of time. As a result of this constraint, the Company determined that, in accordance with ASC 860-10-40-5, the transactions should be reported as secured borrowings. The Company has determined that the impact on its previously issued financial statements was not material.  As a result, prior periods were revised as follows: (i) interest and other income of Consolidated Funds increased by $1.3 million for the three months ended March 31, 2014, with direct offsetting amounts to interest expense of Consolidated Funds, (ii) the recording of unrealized appreciation (depreciation) on investments of Consolidated Funds of $0.3 for the three months ended March 31, 2014, with direct offsetting amounts to unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds, and (iii) a change in net cash used in operating activities of $11.8 million for the three months ended March 31, 2014, with offsetting changes in cash provided by financing activities. These changes had no impact on consolidated and standalone equity or net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, that this ASU will have on its condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Principal versus Agent Analysis. This guidance requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for interim and annual periods beginning after December 15, 2015 and early application is permitted. The Company is currently evaluating the impact, if any, that this ASU will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Under current accounting standards, such costs are reflected as an asset on the Company's condensed consolidated balance sheets. While the new guidance is effective for the Company beginning January 1, 2016, early application is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated balance sheets.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  Under the amendments in this update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments in this update are effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	INVESTMENTS

The composition of investments is as follows:

	As of
	March 31,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Equity method investments, at fair value	$11,539	$9,901
Investments of Consolidated Funds, at fair value	735,623	734,870
Total Investments	$747,162	$744,771

Equity Method Investments, at Fair Value

Medley measures its equity method investments at net asset value or at market value. Total unrealized appreciation (depreciation) recorded for the Company’s equity method investments is included in other income (expense). Equity method investments, at fair value includes Medley’s investment in Sierra Income Corporation (“SIC”) which amounted to $10.0 million and $9.9 million as of March 31, 2015 and December 31, 2014, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Investments in Consolidated Funds

The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds.

	Investments of Consolidated Funds
	Fair Value		Percentage
	March 31,		March 31,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automotive	$21,710	$21,937	3.0%	3.0%
Banking, Finance, Insurance and Real Estate	188,471	206,424	25.5%	28.1%
Beverage, Food and Tobacco	14,859	14,934	2.0%	2.0%
Capital Equipment	8,000	-	1.1%	0.0%
Chemicals, Plastics and Rubber	21,144	21,196	2.9%	2.9%
Construction and Building	52,985	53,547	7.2%	7.3%
Consumer goods: Non-durable	34,948	34,687	4.8%	4.7%
Containers, Packaging and Glass	26,411	26,823	3.5%	3.7%
Energy: Oil and Gas	30,333	32,736	4.1%	4.6%
Healthcare and Pharmaceuticals	97,120	81,921	13.2%	11.1%
High Tech Industries	25,532	25,329	3.5%	3.4%
Hotel, Gaming and Leisure	10,403	11,494	1.4%	1.6%
Media: Advertising, Printing and Publishing	-	346	0.0%	0.0%
Metals and Mining	25,525	26,042	3.5%	3.5%
Retail and Commercial Kitchen Appliances	24,715	24,886	3.4%	3.4%
Services: Business	38,928	34,808	5.3%	4.7%
Services: Consumer	43,133	45,545	5.9%	6.2%
Total Senior Secured Loans and Notes, North America (cost of $704,698 and $711,398, respectively)	$664,217	$662,655	90.3%	90.2%
South America:
Senior secured loans and notes:
Banking, Finance, Insurance and Real Estate	$-	$1,029	0.0%	0.1%
Energy: Oil and Gas	-	424	0.0%	0.1%
Total Senior Secured Loans and Notes, South America (cost of $0 and $13,049, respectively)	$-	$1,453	0.0%	0.2%
Asia:
Banking, Finance, Insurance and Real Estate (cost of $0 and $1,373)	$-	$1,377	0.0%	0.2%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Investments of Consolidated Funds
	Fair Value		Percentage
	March 31,		March 31,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Equity interests in limited liability companies:
Banking, Finance, Insurance and Real Estate	$45,336	$42,338	6.2%	5.8%
Construction and Building	3540	3,297	0.5%	0.4%
Containers, Packaging and Glass	331	320	0.0%	0.0%
Energy: Oil and Gas	-	2,596	0.0%	0.4%
Healthcare and Pharmaceuticals	447	63	0.1%	0.0%
Telecommunications	-	170	0.0%	0.0%
Total Equity Interest in Limited Liability Companies (cost of $35,993 and $40,944, respectively)	$49,654	$48,784	6.8%	6.6%
Equity securities:
Common Stock (cost of $157 and $8,913 , respectively)	$53	$964	0.0%	0.1%
Preferred Stock (cost of $0 and $10,187, respectively)	$-	$545	0.0%	0.1%
Warrants:
Banking, Finance, Insurance and Real Estate	$10,656	$10,363	1.4%	1.4%
Construction and Building	154	113	0.0%	0.0%
Containers, Packaging and Glass	615	105	0.1%	0.0%
Energy: Oil and Gas	3,182	1,793	0.4%	0.3%
Healthcare and Pharmaceuticals	6,306	5,137	0.9%	0.7%
Retail	786	893	0.1%	0.1%
Total Warrants (cost of $3,427 and $3,428, respectively)	21,699	18,404	2.9%	2.5%
Total Equity Securities (cost of $3,584 and $22,528, respectively)	$21,752	$19,913	2.9%	2.7%
Collectibles (cost of $0 and $1,385)	$-	$688	0.0%	0.1%
Total Investments of Consolidated Funds (cost of $606,918 and $790,677, respectively)	$735,623	$734,870	100.0%	100.0%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level I - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level II - Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level III - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

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

The Company’s equity method investments are valued based on their proportionate share of the net assets of the underlying fund. The terms of the investments generally preclude the ability to redeem the investments. Distributions from these investments will be received as the underlying assets in the funds are liquidated, the timing of which cannot be readily determined.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the fair value measurements of investments, by major class according to the fair value hierarchy:

	As of March 31, 2015
	(unaudited)
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$664,217	$664,217
Equity interests in LLCs	-	-	49,654	49,654
Equity securities	-	668	21,084	21,752
Equity method investments	-	-	11,539	11,539
Total assets	$-	$668	$746,494	$747,162

Secured borrowings of Consolidated Funds	$-	$13	$136,793	$136,806

	As of December 31, 2014
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$664,108	$664,108
Equity interests in LLCs	-	-	48,784	48,784
Equity securities	62	29	19,822	19,913
Investments in tangible assets	-	-	2,065	2,065
Equity method investment	-	-	9,901	9,901
Total assets	$62	$29	$744,680	$744,771

Secured borrowings of Consolidated Funds	$16	$-	$141,119	$141,135

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2015, one of our warrants with a fair value of $0.1 million transferred from Level III to Level II because of the increase in availability of the transaction data or the inputs to the valuation became observable. During the three months ended March 31, 2015, one of our warrants with a fair value of $0.1 million transferred from Level I to Level II based on changes in valuation methodology.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments and the Company’s investments in its equity method investees:

	As of March 31, 2015
	(unaudited)
	Financial Assets						Liabilities
	Investments of Consolidated Funds						Secured
	Senior			Investment			borrowings
	Secured	Equity		in	Equity		of
	Loans and	Interests in	Equity	Tangible	Method		Consolidated
	Notes	LLCs	Securities	Assets	Investments	Total	Funds
	(Amounts in thousands)
Balance, beginning of year	$664,108	$48,784	$19,822	$2,065	$9,901	$744,680	$141,119
Deconsolidation of MOF I	(8,252)	(1,370)	(1,417)	(2,065)	1,768	(11,336)	-
Transfer out of level III	-	-	(105)	-	-	(105)	-
Amortization	(2,140)	-	-	-	-	(2,140)	-
Paid in-kind interest income	921	18	-	-	-	939	-
Purchases	51,065	3,032	-	-	-	54,097	-
Sales and settlements	(43,983)	-	-	-	-	(43,983)	-
Realized and unrealized appreciation (depreciation), net	2,498	(810)	2,784	-	(130)	4,342	-
Unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds, net	-	-	-	-	-	-	418
Proceeds (repayments) from secured borrowings, net	-	-	-	-	-	-	(4,744)
Balance, end of period	$664,217	$49,654	$21,084	$-	$11,539	$746,494	$136,793
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$2,068	$(810)	$2,784	$-	$(130)	$3,912	$420

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs and the Company’s investments in its equity method investees as of March 31, 2015 and December 31, 2014:

	March 31, 2015			Range		Weighted
Assets	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Senior Secured Loans and Notes	$573,254	Income Approach (DCF)	Market Yield	9.55%	15.05%	11.90%
	40,115	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	21,360	Income Approach (DCF)	Discount Rate	14.50%	18.00%	16.66%
	17,699	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	5.50x	6.00x	5.75x
	10,411	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	4.50x	5.50x	5.25x
	1,378	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.00x / $205.8M	2.00x / $205.8M	2.00x / $205.8M
Equity Interests in LLCs	6,029	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.10x	1.10x	1.10x
	9,617	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	331	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	7.50x / 7.50x	8.50x / 8.50x	8.50x / 8.50x
	2,919	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.00x / 5.50x	7.00x / 6.50x	6.50x / 6.00x
	-	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple/Volatility	3.50x / 4.00x / 40.40%	4.00x / 4.00x / 72.40%	3.75x / 3.75x / 70.00%
	622	Income Approach (DCF)	Market Yield	12.23%	12.23%	12.23%
	15,136	Income Approach (DCF)	Discount Rate	14.50%	18.00%	18.00%
	15,000	Income Approach (DCF)	Discount Rate	10.00%	10.00%	10.00%
	-	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	4.50x / 4.50x	5.50x / 5.50x	5.25x / 5.25x
Equity Securities	4,700	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.50x	5.50x	4.50x
	-	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	5.50x	6.00x	5.75x
	5,727	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	4.00x / 3.50x	8.50x / 8.00x	5.66x / 5.23x
	-	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.00x / $205.8M	2.00x / $205.8M	2.00x / $205.8M
	10,657	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
Equity Method Investments	11,539	Net Asset Value of Underlying Fund	N/A	N/A	N/A	N/A
	$746,494

	Fair Value as of
	March 31, 2015			Range		Weighted
Liability	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Secured borrowings of Consolidated Funds	$311	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	7.50x / 7.00x	8.50x / 8.00x	8.50x / 8.00x
	5,000	Income Approach (DCF)	Discount Rate	10.00%	10.00%	10.00%
	6,637	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	5.50x	6.00x	5.75x
	119,857	Income Approach (DCF)	Market Yield	9.63%	13.50%	11.31%
	4,988	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	$136,793

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value as of			Range		Weighted
Assets	December 31, 2014	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Senior Secured Loans and Notes	$193	Negotiated Sales Proceeds	Expected Sales Proceeds	$-	$4,000,000	$1,932,000
	4,009	Sales Comparison Approach	Price per Acre	$8,000	$41,000	$24,500
			Price per Room	$43,200	$71,429	$57,315
			Price per Unit	$155,734	$228,009	$191,872
	403	Market Approach (Guideline Comparable)	LTM Revenue Multiple	0.60x	0.60x	0.45x
	346	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	3.10x	3.62x	3.60x
	1,167	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	3.10x	5.50x	4.30x
			LTM Revenue Multiple	0.50x	0.65x	0.58x
	1,989	Income Approach (DCF)	Discount Rate	12.0%	35.0%	20.5%
	144	Liquidation Approach	Asset Coverage	$144,531	$144,531	$144,531
	566,010	Income approach	Market Yield	10.00%	15.21%	12.45%
	37,600	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	21,005	Income approach	Discount Rate	14.00%	18.00%	16.45%
	15,859	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50x	6.00x	5.75x
	5,095	Enterprise Valuation Analysis	EBITDA Multiple	6.00x	7.00x	7.00x
	8,910	Market Approach (Guideline Comparable)	Rev Multiple / EBITDA Multiple	0.43x / 4.09x	0.43x / 4.09x	0.43x / 4.09x
	1,378	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.00x / $205.8M	2.00x / $205.8M	2.00x / $205.8M
Equity Interests in LLCs	1,370	Market Approach	Unsolicited Offer Price	$12,000,000	$12,000,000	$12,000,000
	5,623	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.10x	1.10x	1.10x
	3,099	Market Approach (Guideline Comparable)	EBITDA Multiple	6.25x	8.50x	6.70x
	2,595	Market Approach (Guideline Comparable)	EBITDA Multiple / Volatility	3.75x / 50%	3.75x / 50%	3.75x / 50%
	581	Income Approach (DCF)	Market Yield	13.14%	13.14%	13.14%
	14,516	Income Approach (DCF)	Discount Rate	14.00%	18.00%	18.00%
	15,000	Income Approach (DCF)	Capitalization Rate	8.70%	8.70%	8.70%
	6,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
Equity Securities	7,936	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00x	8.31x	5.20x
	10,364	Option Model	Tangible Book Value Multiple / Volatility	1.30x / 41.5%	1.30x / 41.5%	1.30x / 41.5%
	105	Option Model	Volatility	90.80%	90.80%	90.80%
	194	Market Approach (Guideline Comparable)	LTM EBITDARD Multiple	10.40x	11.10x	10.75x
			NTM EBITDARD Multiple	9.50x	10.80x	10.15x
	261	Market Approach (Guideline Comparable)	Revenue Multiple	0.30x	0.60x	0.45x
	417	Income Approach (DCF)	Discount Rate	13.0%	18.0%	16.4%
	545	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	5.00x	5.50x	5.25x
			LTM Revenue Multiple	0.50x	0.65x	0.58x
Tangible Assets	688	Market Approach	Appraisal of assets	$500,000	$2,200,000	$1,350,000
	1,377	Sales Comparison Approach	Price per SQM	1,146	1,274	1,210
Equity Method Investment	9,901	Net Asset Value of Underlying Fund	N/A	N/A	N/A	N/A
	$744,680

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value as of			Range		Weighted
Liability	December 31, 2014	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Secured borrowings of Consolidated Funds	$130,157	Income approach	Market Yield	10.00%	15.21%	12.45%
	5,947	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50x	6.00x	5.75x
	5,000	Income Approach (DCF)	Capitalization Rate	8.70%	8.70%	8.70%
	15	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00x	8.31x	5.20x
	$141,119

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	OTHER ASSETS

The components of other assets are as follows:

	As of
	March 31,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Other Assets of Medley LLC:
Property and equipment, net of accumulated depreciation of $1,343 and $1,232, respectively	$1,363	$1,367
Security deposits	1,218	1,218
Administrative fees receivable (Note 10)	1,652	1,500
Deferred tax assets	953	874
Deferred financing costs, net of accumulated amortization of $349 and $217, respectively	2,197	2,329
Due from affiliates (Note 10)	256	382
Prepaid expenses	468	627
Other receivables	977	933
Total other assets of Medley LLC	9,084	9,230

Other Assets of Consolidated Funds
Restricted cash	-	3,000
Deferred tax assets	207	340
Other receivables	1,133	341
Total other assets of Consolidated Funds	1,340	3,681
Total other assets	$10,424	$12,911

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of
	March 31,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount of $948 and $1,006, respectively	$94,052	$93,994
Non-recourse promissory notes, net of unamortized discount of $2,370 and $2,500, respectively	8,880	9,063
Total loans payable	$102,932	$103,057

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (“Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time-to-time party thereto, which will mature on June 15, 2019. The proceeds from the term loans amounting to $108.9 million after a $1.1 million issuer discount, together with cash on hand, were used to: (i) pay off an existing loan with a different financial institution in the amount of $33.2 million, (ii) pay fees and expenses incurred in connection with this financing in the amount of $2.6 million, of which $2.4 million have been deferred, and (iii) pay a distribution to Medley LLC’s members in the amount of $74.5 million. In connection with this financing, the Company terminated its pre-existing credit agreement with City National Bank.

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of March 31, 2015 and December 31, 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of March 31, 2015 and December 31, 2014, outstanding borrowings under this facility was $94.1 million and $94.0 million, respectively, which is reflected net of unamortized discount of $0.9 million and $1.0 million, respectively. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $1.6 million for the three months ended March 31, 2015. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of March 31, 2015.

 In October 2014, the Company voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment is being applied against the upcoming quarterly installments that would have been due commencing on March 31, 2015.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of March 31, 2015.

CNB Credit Agreement

On August 14, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (the “Revolving Credit Facility”). The Company intends to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended March 31, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of March 31, 2015.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The fair value of the outstanding balance of the notes was $10.3 million as of March 31, 2015 and December 31, 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of March 31, 2015 and December 31, 2014, the balance under this note was $1.3 million and $1.6 million, respectively.

Contractual Maturities of Loans Payable

As of March 31, 2015, future principal payments due under the loans payable are as follows (in thousands):

Remaining 2015	$937
2016	312
2017	2,875
2018	5,500
2019	96,626
$106,250

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	March 31,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Accounts payable, accrued expenses and other liabilities of Medley LLC:
Accrued compensation and benefits	$2,841	$8,575
Due to affiliates (Note 10)	4,120	6,998
Revenue share payable (Note 9)	6,744	6,669
Dividends payable	1,366	1,423
Income taxes payable	742	741
Professional fees	499	545
Deferred rent	427	474
Deferred tax liabilities	517	245
Accounts payable and accrued expenses	2,067	1,913
Total accounts payable, accrued expenses and other liabilities of Medley LLC	19,323	27,583
Accounts payable, accrued expenses and other liabilities of Consolidated Funds	13,724	5,767
Total accounts payable, accrued expenses and other liabilities	$33,047	$33,350

As of March 31, 2015 and December 31, 2014, dividends payable was comprised of $1.2 million due to the Company’s Class A common stockholders and $0.2 million payable to the Company’s restricted stock unit holders.  Dividends payable to Class A common holders represents a $0.20 per share of Class A common stock dividend that was declared on March 29, 2015 and November 10, 2014, respectively, to shareholders of record as of the close of business on April 23, 2015 and December 17, 2014, respectively, but not paid until May 6, 2015 and January 5, 2015, respectively.  As the restricted stock units are participating securities, the Company calculated the amount due to the holders of the restricted stock units based on the $0.20 per share of Class A common stock dividend declaration amount and the number of restricted stock units expected to vest.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	SECURED BORROWINGS OF CONSOLIDATED FUNDS

The Consolidated Funds have loan participations which do not meet the definition of a “participating interest”, as defined in ASC 860, Transfers and Servicing. As such, these loan participations remain on the Company’s condensed consolidated balance sheets and are recorded at fair value, as secured borrowings of Consolidated Funds.

As of March 31, 2015, secured borrowings of Consolidated Funds at cost and fair value totaled $137.4 million and $136.8 million, respectively. The fair value of the investments that are associated with these secured borrowings was $136.8 million. During the three months ended March 31, 2015, the Consolidated Funds received net repayments on secured borrowings of $4.6 million. During the three months ended March 31, 2014, the Consolidated Funds received net proceeds from secured borrowings of $11.8 million.

As of December 31, 2014, secured borrowings of Consolidated Funds at cost and fair value totaled $143.0 million and $141.1 million, respectively. The fair value of the investments that are associated with these secured borrowings was $141.1 million.

For the three months ended March 31, 2015 and 2014, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $3.8 million and $1.3 million, respectively.

Future minimum repayments under the secured borrowings of the Consolidated Funds are $2.0 million, $4.0 million, $8.7 million, $36.9 million and $81.0 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively, and $5.7 million thereafter.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through December 2020. Rent expense was $0.7 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining 2015	$1,831
2016	784
2017	452
2018	457
2019	463
Thereafter	469
Total future minimum lease payments	$4,456

Capital Commitments to Funds

As of March 31, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $0.9 million and $1.1 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of March 31, 2015 and December 31, 2014, the obligation amounted to $6.7 million and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the condensed consolidated statements of operations.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

10.	RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of the end of the SIC offering period or such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. Effective June 2, 2014, Medley was no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold. The SIC IAA also requires SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of the end of the SIC offering period, which is currently scheduled to terminate in April 2016, or Medley has been repaid in full. As of March 31, 2015 and December 31, 2014, there were no reimbursements that were due to Medley.

Medley did not incur O&O Expenses or receive reimbursements of O&O during the three months ended March 31, 2015. During the three months ended March 31, 2014, Medley incurred O&O Expenses of $0.7 million which were recorded within general, administrative, and other expenses in the condensed consolidated statements of operations. Reimbursements of O&O are recorded in other revenues and fees on the condensed consolidated statements of operations and were $0.9 million during the three months ended March 31, 2014.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until June 30, 2015, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three months ended March 31, 2015 and 2014, Medley recorded $2.2 million and $1.3 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the condensed consolidated statements of operations. Medley recorded a liability of $4.1 million and $5.2 million as of March 31, 2015 and December 31, 2014, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the condensed consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. During the three months ended March 31, 2015 and 2014, the Company recorded $1.1 million and $0.8 million, respectively, of revenue related to the MCC Admin Agreement. As of March 31, 2015 and December 31, 2014, the Company had $1.1 million of administrative fees receivable under the MCC Admin Agreement, which are included in other assets on the condensed consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. For the three months ended March 31, 2015 and 2014, the Company recorded $0.6 million and $0.2 million, respectively, of revenue related to the SIC Admin Agreement. As of March 31, 2015 and December 31, 2014, the Company had $0.6 million and $0.4 million, respectively, of administrative fees receivable under the SIC Admin Agreement, which are included in other assets on the condensed consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016.

11.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the three months ended March 31, 2015:

For the Three Months Ended
March 31, 2015
(unaudited)
(Amounts in thousands,
except per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$1,274
Less: Dividends declared on Class A common stock (1)	(1,200)
Less: Dividends payable to participating securities (2)	(166)
Less: Overdistributed net income available to participating securities (2)	15
Undistributed net income available to class A common stockholders	$(77)

Denominator
Weighted average shares of Class A shares outstanding, including participating securities	7,142,604
Less: weighted average of participating securities (2)	(1,142,604)
Weighted average Class A common stock outstanding: Basic	6,000,000
Weighted average shares of Class A shares outstanding: Diluted	6,000,000
Add: dilutive effects of conversion of LLC Units (3)	-
Weighted average dilutive shares outstanding	6,000,000

Net income per Class A share: Basic and Diluted
Distributable earnings	$0.20
Undistributed income	(0.01)
Net income per Class A share	$0.19

(1)	The Company declared a $0.20 per share dividend on Class A common stock on March 29, 2015.
(2)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO, adjusted for actual forfeitures and additional grants during the period.
(3)	Excludes the assumed conversion of 23,333,333 LLC units to Class A shares as the impact would be antidilutive.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

12.	INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of March 31, 2015 and December 31, 2014, the Company had total deferred tax assets of $1.2 million which consists primarily of temporary differences relating to certain accrued expenses and, as of March 31, 2015, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.5 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively, which consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals, and depreciation.

The Company’s effective tax rate was 7.2% and 5.0% for the three months ended March 31, 2015 and 2014, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the three months ended March 31, 2015, the Company was only subject to federal and state income taxes on its pre-tax income attributable to Medley Management Inc. The Company was not subject to any federal and state income taxes during the three months ended March 31, 2014.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014 and during the three months ended March 31, 2015 and 2014, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2010 and, presently, have no open examinations for tax years before 2014.

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

In February 2015, the Company granted incentive cash bonus awards to selected employees.  These awards entitle employees to receive cash compensation based on distributed performance fees received by the Company from certain institutional funds. Eligibility to receive payments pursuant to these incentive awards is based on continued employment and ceases automatically upon termination of employment.  Performance compensation expense is recorded based on the fair value of the incentive awards at the date of grant and is recognized on a straight-line basis over the expected requisite service period.  The performance compensation liability is subject to re-measurement at the end of each reporting period and any changes in the liability are recognized in the then current reporting period.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2015 and 2014, performance compensation was $0.1 million and $1.5 million, respectively. As of March 31, 2015 and December 31, 2014, the total performance fee compensation payable for these awards was $11.4 million and $11.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. For the three months ended March 31, 2015 and 2014, the Company’s accrued contributions to the plan were $0.1 million and $0.2 million, respectively.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of March 31, 2015 and December 31, 2014, there were 3.4 million and 3.3 million awards, respectively, available to be granted under the Plan.

The fair value of the RSUs granted in 2014 was determined to be the fair value of the underlying shares on the date of grant and aggregated to $16.0 million. This total fair value, which was adjusted for anticipated forfeitures of up to 8% per annum, will be charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the three months ended March 31, 2015, stock-based compensation was $0.8 million.

The following summarizes RSU activity for the three months ended March 31, 2015:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2014	1,197,915	$17.91
Granted	82,000	12.68
Forfeited	(168,000)	18.00
Vested	-	-
Balance at March 31, 2015	1,111,915	$17.51

As of March 31, 2015 there were approximately 920,000 RSUs outstanding net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs at March 31, 2015 was $14.5 million and is expected to be recognized over a weighted average period of 4.5 years.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Counterparty Risk

Some of the markets in which the Company may affect its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, unlike members of exchange-based markets. This exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Company to suffer loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following presents the standalone financial results of the Company’s operating results for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$17,520	$14,991
Performance fees	6,336	76
Other revenues and fees	1,624	2,013
Total revenues	25,480	17,080

Expenses
Compensation and benefits	7,221	3,759
Performance fee compensation	112	1,518
General, administrative and other expenses	4,507	4,229
Total expenses	11,840	9,506

Other income (expense)
Dividend income	222	222
Interest expense	(2,085)	(633)
Other expenses, net	(262)	(1,192)
Total other expense, net	(2,125)	(1,603)
Income before income taxes	11,515	5,971
Provision for income taxes	1,148	230
Net income	10,367	5,741
Net income attributable to non-controlling interests in consolidated subsidiaries	1,290	(47)
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$9,077	$5,788
Reimbursable fund startup expenses (1)	1,923	1,275
Severance expense (1)	121	6
IPO date award stock-based compensation (1)	646	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,226)
Core Net Income	$11,767	$5,843
Interest expense	2,085	633
Income taxes	1,499	230
Depreciation and amortization	111	92
Core EBITDA	$15,462	$6,798

(1)	Presented net of income taxes.

(2)	Represents a pro forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from member’s capital.
F-35

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reconcile the Company’s segment results to its consolidated results of operations:

	For the Three Months Ended March 31, 2015
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$25,480	$(6,450	)(1)	$19,030
Expenses	11,840	793	(2)	12,633
Other income (expense), net	(2,125)	19,360	(3)	17,235
Provision for income taxes	1,148	542	(4)	1,690
Net income attributable to non-controlling interests in consolidated subsidiaries	1,290	-		1,290
Net income attributable to non-controlling interests in Consolidated Funds	-	11,575		11,575
Net income attributable to non-controlling interests in Medley LLC	7,803	-		7,803
Net income attributable to Medley Management Inc.	1,274	-		1,274
Add: Net income attributable to non-controlling interests in Medley LLC	7,803	-		7,803
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	9,077	-		9,077
Reimbursable fund startup expenses	1,923	-		1,923
Severance expenses	121	-		121
IPO date award stock-based compensation	646	-		646
Core Net Income	$11,767	$-		$11,767

	For the Three Months Ended March 31, 2014
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$17,080	$(1,084	)(1)	$15,996
Expenses	9,506	320	(2)	9,826
Other income (expense)	(1,603)	5,590	(3)	3,987
Provision for income taxes	230	274	(4)	504
Net income attributable to non-controlling interests in consolidated subsidiaries	(47)			(47)
Net income attributable to non-controlling interests in Consolidated Funds	-	3,912		3,912
Net income attributable to non-controlling interests in Medley LLC	5,788	-		5,788
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	5,788	-		5,788
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	5,788	-		5,788
Reimbursable fund startup expenses	1,275	-		1,275
Severance expenses	6	-		6
Adjustment for pre-IPO guaranteed payments to members	(1,226)	-		(1,226)
Core Net Income	$5,843	$-		$5,843

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the three months ended March 31, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(1,326)	$(1,763)
Performance fees eliminated in consolidation	(5,124)	679
Total consolidated adjustments and reconciling items	$(6,450)	$(1,084)

(2)	Adjustments and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the three months ended March 31, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds Expenses	$793	$320
Total consolidated adjustments and reconciling items	$793	$320

(3)	Adjustments and reconciling items to other income primarily represent net interest income and net investment income from Consolidated Funds. For the three months ended March 31, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$18,727	$13,421
Interest expense on secured borrowings of Consolidated Funds	(3,804)	(1,312)
Net realized gain (loss) on investment of Consolidated Funds	952	1,357
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	4,022	(7,813)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(416)	(324)
Elimination of equity income (loss) from Consolidated Funds	(121)	261
Total consolidated adjustments and reconciling items	$19,360	$5,590

(4)	Adjustments and reconciling items to the provision for income taxes represent income taxes from Consolidated Funds. For the three months ended March 31, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$542	$274
Total consolidated adjustments and reconciling items	$542	$274

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

16.	CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of March 31, 2015 and December 31, 2014, and the Company’s results from operations for the three months ended March 31, 2015 and 2014. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	For the Three Months Ended March 31, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Revenues:
Management fees	$17,520	$-	$(1,326)	$16,194
Performance fees	6,336	-	(5,124)	1,212
Other revenues and fees	1,624	-	-	1,624
Total revenues	25,480	-	(6,450)	19,030

Expenses:
Compensation and benefits	7,221	-	-	7,221
Performance fee compensation	112	-	-	112
Consolidated Funds expenses	-	2,119	(1,326)	793
General, administrative and other expenses	4,507	-	-	4,507
Total expenses	11,840	2,119	(1,326)	12,633

Other income (expense):
Dividend income	222	-	-	222
Interest expense	(2,085)	-	-	(2,085)
Other income (expenses), net	(262)	-	(121)	(383)
Interest and other income of Consolidated Funds	-	18,727	-	18,727
Interest expense of Consolidated Funds	-	(3,804)	-	(3,804)
Net realized gain (loss) on investments of Consolidated Funds	-	952	-	952
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	4,022	-	4,022
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(416)	-	(416)
Total other income (expense), net	(2,125)	19,481	(121)	17,235
Income before income taxes	11,515	17,362	(5,245)	23,632
Provision for income taxes	1,148	542	-	1,690
Net income	10,367	16,820	(5,245)	21,942
Net income attributable to non-controlling interests in Consolidated Funds	-	-	11,575	11,575
Net income attributable to non-controlling interests in consolidated subsidiaries	1,290	-	-	1,290
Net income attributable to non-controlling interests in Medley LLC	7,803	-	-	7,803
Net income attributable to Medley Management Inc.	$1,274	$16,820	$(16,820)	$1,274

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of March 31, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Assets
Cash and cash equivalents	$71,834	$-	$-	$71,834
Investments, at fair value	27,588	-	(16,049)	11,539
Management fees receivable	15,024	-	-	15,024
Performance fees receivable	6,785	-	-	6,785
Other assets	9,338	-	(254)	9,084

Assets of Consolidated Funds:
Cash and cash equivalents	-	77,725	-	77,725
Investments, at fair value	-	735,623	-	735,623
Interest and dividends receivable	-	6,415	-	6,415
Other assets	-	2,040	(700)	1,340
Total assets	$130,569	$821,803	$(17,003)	$935,369

Liabilities and equity
Loans payable	$102,932	$-	$-	$102,932
Accounts payable, accrued expenses and other liabilities	20,023	-	(700)	19,323
Performance fee compensation payable	11,377	-	-	11,377

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	13,978	(254)	13,724
Secured borrowings	-	136,806	-	136,806
Total liabilities	134,332	150,784	(954)	284,162

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(1,606)	-	-	(1,606)
Retained earnings	180	-	-	180
Total stockholders' deficit, Medley Management Inc.	(1,366)	-	-	(1,366)
Non-controlling interests in Consolidated Funds	-	-	654,970	654,970
Non-controlling interests in consolidated subsidiaries	2,816	-	-	2,816
Non-controlling interests in Medley LLC	(5,213)	-	-	(5,213)
Members' equity of consolidated funds	-	671,019	(671,019)	-
Total (deficit) equity	(3,763)	671,019	(16,049)	651,207
Total liabilities and equity	$130,569	$821,803	$(17,003)	$935,369

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended March 31, 2014
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Revenues:
Management fees	$14,991	$-	$(1,763)	$13,228
Performance fees	76	-	679	755
Other revenues and fees	2,013	-	-	2,013
Total revenues	17,080	-	(1,084)	15,996

Expenses:
Compensation and benefits	3,759	-	-	3,759
Performance fee compensation	1,518	-	-	1,518
Consolidated Funds expenses	-	2,083	(1,763)	320
General, administrative and other expenses	4,229	-	-	4,229
Total expenses	9,506	2,083	(1,763)	9,826

Other income (expense):
Dividend income	222	-	-	222
Interest expense	(633)	-	-	(633)
Other income (expenses), net	(1,192)	-	261	(931)
Interest and other income of Consolidated Funds	-	13,421	-	13,421
Interest expense of Consolidated Funds	-	(1,312)	-	(1,312)
Net realized gain (loss) on investments of Consolidated Funds	-	1,357	-	1,357
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(7,813)	-	(7,813)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(324)	-	(324)
Total other income (expense), net	(1,603)	5,329	261	3,987
Income before income taxes	5,971	3,246	940	10,157
Provision for income taxes	230	274	-	504
Net income	5,741	2,972	940	9,653
Net income attributable to non-controlling interests in Consolidated Funds	-	-	3,912	3,912
Net income attributable to non-controlling interests in consolidated subsidiaries	(47)	-	-	(47)
Net income attributable to Medley LLC	$5,788	$2,972	$(2,972)	$5,788

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2014
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Assets
Cash and cash equivalents	$87,206	$-	$-	$87,206
Investments, at fair value	22,143	-	(12,242)	9,901
Management fees receivable	15,173	-	-	15,173
Performance fees receivable	5,573	-	-	5,573
Other assets	9,230	-	-	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	-	38,111	-	38,111
Investments, at fair value	-	734,870	-	734,870
Interest and dividends receivable	-	6,654	-	6,654
Other assets	-	5,057	(1,376)	3,681
Total assets	$139,325	$784,692	$(13,618)	$910,399

Liabilities and equity
Loans payable	$103,057	$-	$-	$103,057
Accounts payable, accrued expenses and other liabilities	28,959	-	(1,376)	27,583
Performance fee compensation payable	11,807	-	-	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767	-	5,767
Secured borrowings	-	141,135	-	141,135
Total liabilities	143,823	146,902	(1,376)	289,349

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(2,384)	-	-	(2,384)
Retained earnings	272	-	-	272
Total stockholders' deficit, Medley Management Inc.	(2,052)	-	-	(2,052)
Non-controlling interests in Consolidated Funds	-	-	625,548	625,548
Non-controlling interests in consolidated subsidiaries	1,526	-	-	1,526
Non-controlling interests in Medley LLC	(3,972)	-	-	(3,972)
Members' equity of consolidated funds	-	637,790	(637,790)	-
Total (deficit) equity	(4,498)	637,790	(12,242)	621,050
Total liabilities and equity	$139,325	$784,692	$(13,618)	$910,399

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this form 10-Q and our annual financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of March 31, 2015, we have in excess of $3.9 billion of AUM in business development companies, MCC and SIC, and private investment vehicles. Over the past 13 years, we have invested in excess of $5.3 billion to help over 290 companies grow across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year to date AUM growth as of March 31, 2015 was 7% and our compounded annual growth rate of AUM from December 31, 2010 through March 31, 2015 was 43%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.5 billion as of March 31, 2015.
•	Long-dated private funds and SMAs: MOF II, MOF III and SMAs, have a total AUM of $1.4 billion as of March 31, 2015.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 63% of our AUM as of March 31, 2015. We expect that AUM growth in MCC and SIC and the launch of new permanent capital vehicles will continue to increase the proportion of our AUM derived from permanent capital vehicles over time.

For the three months ended March 31, 2015, 94% of our standalone revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our senior management team has, on average, over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 80 employees, including over 44 investment, origination and credit management professionals, and over 36 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

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

We also earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are 15% or 20% of the total return above a hurdle rate. These performance fees are accrued quarterly and paid after return of all invested capital and an amount sufficient to achieve the hurdle rate of return.

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

We also receive incentive fees related to realized capital gains in our permanent capital vehicles that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting (i) the sum of cumulative realized capital losses and unrealized capital depreciation from (ii) cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

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

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units. The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first twelve month anniversary of the date of the closing of the IPO, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of March 31, 2015, approximately 63% of our AUM was in permanent capital vehicles, which have unlimited duration, attractive total returns and strong growth. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

In general, the full year of 2014 and the first three months of 2015 were characterized by economic recovery and increasing investor demand for yield products given historically low interest rates, which continued to drive corporate credit issuance to record levels in the United States. We have benefited from the demand for yield products and have grown our AUM over this period. Generally, private debt markets did not experience the same level of credit spread tightening seen in the broader markets, which has allowed us to continue to deliver strong total returns to investors and grow our AUM.

In addition to these macroeconomic trends and market factors, our future performance is dependent on our ability to attract new capital. We believe the following factors will influence our future performance:

•	The extent to which investors favor directly originated private credit investments. Our ability to attract additional capital is dependent on investors’ views of directly originated private credit investments relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (i) the increasing importance of directly originated private credit investment strategies for institutional investors; (ii) increasing demand for directly originated private credit investments from retail investors; (iii) recognition by the consultant channel, which serves endowment and pension fund investors, that directly originated private credit is an important component of asset allocation; (iv) increasing demand from insurance companies seeking alternatives to investing in the liquid credit markets; and (v) de-leveraging of the global banking system, bank consolidation and increased bank regulatory requirements.

•	Our ability to generate strong, stable returns and retain investor capital throughout market cycles. The capital we are able to attract and retain drives the growth of our AUM, fee earning AUM and management fees. We believe we are well positioned to invest through market cycles given our AUM is in either permanent capital vehicles or long-dated private funds and SMAs.

•	Our ability to source investments with attractive risk-adjusted returns. Our ability to grow our revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised. We believe that the current economic environment provides attractive investment opportunities. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, size and the liquidity of these investment opportunities. A significant decrease in the quality or quantity of investment opportunities in the directly originated private credit market, a substantial increase in corporate default rates, an increase in competition from new entrants providing capital to the private debt market and a decrease in recovery rates of directly originated private credit could adversely affect our ability to source investments with attractive risk-adjusted returns.

•	The attractiveness of our product offering to investors. We believe defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies are increasing exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicles benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

•	The strength of our investment process, operating platform and client servicing capabilities. Following the most recent financial crisis, investors in alternative investments, including those managed by us, have heightened their focus on matters such as manager due diligence, reporting transparency and compliance infrastructure. Since inception, we have invested heavily in our investment monitoring systems, compliance and enterprise risk management systems to proactively address investor expectations and the evolving regulatory landscape. We believe these investments in operating infrastructure will continue to support our growth in AUM.

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

Consolidation and Deconsolidation of Medley Funds

We consolidate certain funds in our consolidated financial statements presented elsewhere in this Form 10-Q. These funds represented approximately 22% of our fee earning AUM as of March 31, 2015 and 15% of our management fees and 81% of our performance fees for the three months ended March 31, 2015, on a standalone basis.

Under GAAP, we are required to consolidate (i) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliates and affiliated funds for which we are the general partner and are presumed to have control, and (ii) entities that we concluded are Variable Interest Entities (“VIEs”), for which we are deemed to be the primary beneficiary. However, we are not required under GAAP to consolidate in our consolidated financial statements certain investment funds that we advise because such funds provide the limited partners with the right to dissolve the fund without cause by a simple majority vote of the non-affiliated limited partners, which overcomes the presumption of control by us.

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

We had consolidated MOF I LP in our consolidated financial statements under the voting interest model in accordance with ASC 810-20, as we were the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, we completed our role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, we deconsolidated the financial statements of this fund, on January 1, 2015.

Components of our Results of Operations

Management Fees. Management fees include both base management fees as well as Part I incentive fees. In our consolidated results, our base management fees attributable to our Consolidated Funds are eliminated in our consolidated results of operations.

•	Base Management Fees. Base management fees are generally based on a defined percentage of (i) average or total gross assets, including assets acquired with leverage, (ii) total commitments, (iii) net invested capital, (iv) NAV or (v) lower of cost or market value of a fund’s portfolio investments. These fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund. Base management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability.

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

MCC Part I incentive fees are equal to 20.0% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed “hurdle rate” of 2.0% per quarter, calculated on the prior quarter net asset value. No fee is earned until MCC’s net investment income exceeds the 2.0% hurdle rate. There is a “catch-up” provision that allocates to us all investment income above the hurdle rate but below a 2.5% return on the prior quarter net asset value. Thereafter, we receive 20.0% of MCC’s net investment income above a 2.5% return on the prior quarter net asset value. We believe MCC Part I incentive fees are predictable and are recurring in nature. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

SIC Part I incentive fees are equal to 20.0% of its net investment income (before SIC Part I incentive fees and SIC Part II incentive fees), subject to a fixed “hurdle rate” of 1.75% per quarter, calculated on the prior quarter net asset value. No fee is earned until SIC’s net investment income exceeds the 1.75% hurdle rate. There is a “catch-up” provision that allocates to us all investment income above the hurdle rate but below a 2.1875% return on the prior quarter net asset value. Thereafter, we receive 20.0% of SIC’s net investment income above a 2.1875% return on the prior quarter net assets value. We believe SIC Part I incentive fees are predictable and are recurring in nature. SIC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

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

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to "Risk Factors – Risks Related to Our Business and Industry" included in our Annual Report on Form 10-K.

We may be liable to certain funds for previously realized performance fees if the fund's investment values decline, which vary from fund to fund, and in all cases each investment fund is considered separately in evaluating performance fees. If upon a liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees could be required to be returned. As of March 31, 2015 and December 31, 2014, we had not received any performance fee distributions, except for tax distributions related to our allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. If the funds were liquidated at their fair values at March 31, 2015 and December 31, 2014, there would have been no clawback obligation or liability. Additionally, if we assumed that all existing investments were valued at $0 at March 31, 2015, there would have been no clawback obligation or liability.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the period ended March 31, 2015, the Company reversed $0.1 million of previously recognized performance fees on a standalone and consolidated basis. The Company did not reverse any previously recognized performance fees for the period ended March 31, 2014. Cumulative performance fees recognized through March 31, 2015 were $26.7 million and $6.8 million on a standalone and consolidated basis, respectively.

•	Part II Incentive Fees. For our permanent capital vehicles, Part II incentive fees generally represent 20.0% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

Other Revenues and Fees. We provide administrative services to certain of our affiliated funds that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. These fees are reported within total revenues in our unaudited condensed consolidated financial statements included in this Form 10-Q.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See Part I., Item 1., of our Annual Report on Form 10-K. See "Critical Accounting Policies" and Note 2, "Summary of Significant Accounting Policies," to our unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding the manner in which management fees, performance fees and other fees are generated.

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

Other Expenses, net. Other expenses, net consists primarily of expenses associated with our revenue share payable and unrealized gains (losses) associated with our equity method investments.

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

Net Change in Unrealized Appreciation (Depreciation) on Investment of Consolidated Funds. Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds reflects both unrealized gains and losses on investments from periodic changes in fair value of investments held by our Consolidated Funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments. The net change in unrealized appreciation (depreciation) on investment of Consolidated Funds is generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

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

Net Income Attributable to Non-Controlling Interests in Consolidated Funds. Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in Consolidated Funds that are consolidated in our financial statements.

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

Managing Business Performance

Standalone Financial Information

Under U.S. GAAP, we are required to consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See “Critical Accounting Policies — Principles of Consolidation” and Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q. In order to make operating decisions, assess performance and allocate resources, management uses information derived from our consolidated balance sheets and statements of operations that have been adjusted to eliminate the consolidating effects of the Consolidated Funds, on our consolidated balance sheets and statements of operations, which we refer to as “standalone financial information” or information presented on a “standalone basis”. Revenues from management fees, performance fees and investment income on a standalone basis are greater than those presented on a consolidated basis in accordance with GAAP because certain revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses on a standalone basis are lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the expenses of the Consolidated Funds.

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

 Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes that the following transactions had occurred at the beginning of each year presented: (i) the issuance of 6,000,000 shares of Class A common stock in connection with our IPO (ii) the conversion by the pre-IPO holders of 23,333,333 LLC Units for 23,333,333 shares of Class A common stock and (iii) the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

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

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total standalone revenue per share.

These standalone financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “Overview of Consolidated Results of Operations,” which are prepared in accordance with U.S. GAAP. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see Note 15, “Segment Reporting,” of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands, except AUM, share and per share data)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$9,077	$5,788

Standalone Data:
Core Net Income (1)	$11,767	$5,843
Core EBITDA	15,462	6,798
Core Net Income Per Share	$0.25	$0.11
Core Net Income Margin	29.7%	20.3%
Pro-Forma Weighted Average Shares Outstanding	30,475,937	30,484,722

Other Data (at period end, in millions):
AUM	$3,924	$2,602
Fee Earning AUM	3,165	2,177

(1)	In respect to the three months ended March 31, 2014, Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from members’ capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the year-to-date roll forward of AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	248	15	263
Capital Reduction (2)	(8)	(17)	(25)
Distributions (3)	(30)	(7)	(37)
Change in fund value (4)	24	17	41
Ending balance, March 31, 2015	$2,487	$1,437	$3,924	63%	37%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $0.2 billion, or 7%, to $3.9 billion as of March 31, 2015 compared to AUM as of December 31, 2014.

•	Our permanent capital vehicles increased AUM by $233.9 million, or 10%, primarily associated with new equity issuances and increased leverage capacity at SIC during the period. Our long-dated private funds and SMAs increased AUM by $7.6 million, or 1%, primarily associated with new capital commitments from MOF III, partly offset by the deconsolidation of MOF I.

Fee Earning AUM

Fee earning AUM refers to the AUM on which we directly earn base management fees. We view fee earning AUM as a metric to measure changes in the assets from which we earn management fees. Our fee earning AUM is the sum of all the individual fee earning assets of our funds that contribute directly to our management fees and generally equals the sum of:

•	for our permanent capital vehicles, the average or total gross asset value, including assets acquired with the proceeds of leverage (see “Fee earning AUM based on gross asset value” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period);

•	for certain funds within the investment period in the long-dated private funds, the amount of limited partner capital commitments (see “Fee earning AUM based on capital commitments” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period); and

•	for the aforementioned funds beyond the investment period, certain managed accounts within their investment period, the amount of limited partner invested capital or the NAV of the fund (see “Fee earning AUM based on invested capital or NAV” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period).

Our calculations of fee earning AUM and AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculations of fee earning AUM and AUM may not be based on any definition of fee earning AUM or AUM that is set forth in the agreements governing the investment funds that we advise.

Components of Fee Earning AUM

	As of	As of
	March 31,	December 31,
	2015	2014
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,123	$2,047
Fee earning AUM based on capital commitments	103	88
Fee earning AUM based on invested capital or NAV	939	923
Total fee earning AUM	$3,165	$3,058

As of March 31, 2015, fee earning AUM based on gross asset value increased by $74.9 million, or 4%, compared to December 31, 2014. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of March 31, 2015, fee earning AUM based on capital commitments increased by $15.2 million or 17%, compared to December 31, 2014. The increase in fee earning AUM based on capital commitments was due to the increase in AUM of MOF III that resulted from new capital commitments.

As of March 31, 2015, fee earning AUM based on invested capital or NAV increased by $16.2 million, or 2%, compared to December 31, 2014. The increase in fee earning AUM based on invested capital or NAV was due primarily to net commitments of MOF II and SMAs, partly offset by the deconsolidation of MOF I.

The table below presents the year-to-date roll forward of Fee Earning AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	90	86	176
Capital Reduction (2)	(8)	(17)	(25)
Distributions (3)	(30)	(41)	(71)
Change in fund value (4)	24	3	27
Ending balance, March 31, 2015	$2,123	$1,042	$3,165	67%	33%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $107 million, or 3%, to $3.2 billion as of March 31, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to increased commitments from permanent capital vehicles, MOF II and SMAs.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 173 investments and have invested a total of $884 million. As of March 31, 2015, the fee earning AUM was $851 million. The performance for SIC as of March 31, 2015 is summarized below:

Annualized Net Total Return(1):	8.2%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	86.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 140 investments and have invested a total of $1.7 billion. As of March 31, 2015, excluding Medley SBIC LP, the fee earning AUM was $1.1 billion. The performance for MCC as of March 31, 2015 is summarized below:

Annualized Net Total Return(2):	9.1%
Annualized Realized Losses on Invested Capital:	0.3%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 18 investments and have invested a total of $216 million. As of March 31, 2015, the fee earning AUM was $183 million. The performance for Medley SBIC fund as of March 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	16.7%
Net Internal Rate of Return(5):	14.3%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 61 investments and have invested a total of $848 million. As of March 31, 2015, the fee earning AUM was $580 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of March 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	15.4%
Net Internal Rate of Return(6):	8.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. As of March 31, 2015, the fee earning AUM was $103 million, the total number of investments made was three and total capital invested was $18 million. The performance for MOF III as of March 31, 2015 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 61 investments and have invested a total of $461 million. As of March 31, 2015, the fee earning AUM in our SMAs was $360 million. The performance for our SMAs as of March 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	13.4%
Net Internal Rate of Return(7):	10.1%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the closing price as of the measurement date.

(2)	Annual Net Total Return for MCC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at the closing price as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through March 31, 2015. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. Accordingly, the Net Internal Rate of Return for Medley SBIC reflects an assumed proportional allocation of applicable MCC management and incentive fees, including general fund related expenses. As of March 31, 2015, Medley SBIC Net Internal Rate of Return on a cash basis was 17.6%.

(6)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2015 and 2014.

The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, our Consolidated Funds are not the same entities in all periods shown due to changes in ownership percentages of certain funds. We consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our unaudited condensed consolidated results for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$16,194	$13,228
Performance fees	1,212	755
Other revenues and fees	1,624	2,013
Total revenues	19,030	15,996

Expenses
Compensation and benefits	7,221	3,759
Performance fee compensation	112	1,518
Consolidated Funds expenses	793	320
General, administrative and other expenses	4,507	4,229
Total expenses	12,633	9,826

Other income (expense)
Dividend income	222	222
Interest expense	(2,085)	(633)
Other expenses, net	(383)	(931)
Interest and other income of Consolidated Funds	18,727	13,421
Interest expense of Consolidated Funds	(3,804)	(1,312)
Net realized gain (loss) on investments of Consolidated Funds	952	1,357
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	4,022	(7,813)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(416)	(324)
Total other income, net	17,235	3,987
Income before income taxes	23,632	10,157
Provision for income taxes	1,690	504
Net income	21,942	9,653
Net income attributable to non-controlling interests in Consolidated Funds	11,575	3,912
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	1,290	(47)
Net income attributable to non-controlling interests in Medley LLC	7,803	$5,788
Net income attributable to Medley Management Inc.	$1,274

Other data (at period end, in millions):
AUM	$3,924	$2,602
Fee earning AUM	$3,165	$2,177

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Management Fees. Total management fees increased by $3.0 million, or 22%, to $16.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•	Our permanent capital vehicles generated an additional $4.6 million in management fees for the three months ended March 31, 2015 compared to the same period in 2014. Management fees from MCC increased $1.8 million due to a 27% increase in fee earning AUM over that period. Management fees from SIC increased $2.8 million due to a 226% increase in fee earning AUM over that period.

•	Our management fees from long-dated private funds and SMAs decreased by $1.5 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in origination fees.

Performance Fees. Performance fees increased by $0.5 million or 61%, to $1.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to performance fees of MOF II for the three months ended March 31, 2015, as a result of positive investment valuations.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million, or 19%, to $1.6 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $0.9 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended March 31, 2015. The decrease was partially offset by an increase of $0.5 million of administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $3.5 million, or 92% to $7.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salary and bonuses, stock compensation incurred with the grant of restricted stock units in connection with our IPO and compensation associated with guaranteed payments to Medley LLC members that prior to the Company’s Reorganization and IPO were recorded as distributions from member’s capital. The increase in base salary and bonus is resulting from a 39% increase in average headcount for the three months ended March 31, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $1.4 million, or 93%, to $0.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The variance in performance fee compensation was primarily due to a grant of fully vested profits interests in January 2014 versus a grant of profit interests in February 2015 which are subject to vesting.

Consolidated Funds Expenses. Consolidated Funds Expenses increased by $0.5 million, to $0.8 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to the consolidation of MOF III LP and increased deal-related expenses.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.3 million, or 7%, to $4.5 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to expense support agreement expenses related to SIC, professional fees expenses, including legal, audit and accounting services, and corporate insurance. The increase was partially offset by a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.2 million remained consistent during the three months ended March 31, 2015 compared to the same period in 2014.

Interest expense increased by $1.5 million to $2.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended March 31, 2015 and 2014 was $106.4 million and $38.8 million, respectively.

Other expenses, net decreased by $0.5 million to $0.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, increased by $2.8 million, or 23%, to $14.9 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in net interest income was due primarily to an increase in the invested capital of MOF II LP.

Net gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, increased by $11.3 million, or 167%, to $4.6 million net gain for the three months ended March 31, 2015 compared to $6.8 million net loss for the same period in 2014. The increase in net gain (loss) on investments was due to a $11.7 million increase in net unrealized appreciation, offset by a $0.4 million decrease in net realized gain.

Provision for Income Taxes

Our effective consolidated income tax rate was 7.2% and 5.0% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate is due primarily to the corporate income tax impact of net income attributed to Medley Management Inc. which is subject to federal, state and local corporate incomes taxes for the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company was only subject to New York City’s unincorporated business tax.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated entities increased by $9.0 million to $12.9 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to an increase in net income of the Consolidated Funds which was attributed to an increase in invested capital of MOF II and an increase in unrealized appreciation on investments as a result of investment valuations.

Standalone Results of Operations

The following table sets forth our standalone results of operations for the three months ended March 31, 2015 and 2014. Due to the GAAP requirement that certain funds be consolidated into Medley’s financial statements, we have presented certain standalone financial data below, which deconsolidates such funds in order to present operating results that we believe are most reflective of our performance.  In addition to analyzing the Company’s results of operations, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds, which are also reflected in the table below.

Discussed below are our results of operations on a standalone basis.

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$17,520	$14,991
Performance fees	6,336	76
Other revenues and fees	1,624	2,013
Total revenues	25,480	17,080

Expenses
Compensation and benefits	7,221	3,759
Performance fee compensation	112	1,518
General, administrative and other expenses	4,507	4,229
Total expenses	11,840	9,506

Other income (expense)
Dividend income	222	222
Interest expense	(2,085)	(633)
Other expenses, net	(262)	(1,192)
Total other expense, net	(2,125)	(1,603)
Income before income taxes	11,515	5,971
Provision for income taxes	1,148	230
Net income	10,367	5,741
Net income attributable to non-controlling interests in consolidated subsidiaries	1,290	(47)
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	9,077	5,788
Reimbursable fund startup expenses (1)	1,923	1,275
Severance expense (1)	121	6
IPO date award stock-based compensation (1)	646	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,226)
Core Net Income	$11,767	$5,843
Interest expense	2,085	633
Income taxes	1,499	230
Depreciation and amortization	111	92
Core EBITDA	$15,462	$6,798
Core Net Income Per Share	$0.25	$0.11
Pro-Forma Weighted Average Shares Outstanding	30,475,937	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from members’ capital.
18

The following table provides the details of management fees and performance fees for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Management Fees
Base Management fees
Permanent capital vehicles	$9,268	$5,221
Long-dated private funds and SMAs	3,538	5,519
Part I incentive fees on permanent capital vehicles	4,714	4,251
Total Management fees	17,520	14,991
Performance fees	6,336	76
Other revenues and fees	1,624	2,013
Total fee revenues	$25,480	$17,080

Total fee revenue as a percentage of average fee earning AUM for the period	0.8%	0.8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Management Fees. Total management fees increased by $2.5 million, or 17%, to $17.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•	Our permanent capital vehicles generated an additional $4.5 million in management fees for the three months ended March 31, 2015 compared to the same period in 2014. Management fees from MCC increased $1.8 million due to a 27% increase in fee earning AUM over that period. Management fees from SIC increased $2.7 million due to a 226% increase in fee earning AUM over that period.

•	Our management fees from private funds and SMAs decreased by $2.0 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in management fees of $2.2 million from MOF II as a result of a decrease in origination fees. The decrease in management fees for the period was partially offset by an increase in management fees of $0.6 million from MOF III and SMAs, which experienced a $326.5 million increase in fee earning AUM over that period.

Performance Fees. Performance fees increased to $6.3 million for the three months ended March 31, 2015 compared to $0.1 million for the same period in 2014. The increase was due primarily to performance fees of MOF II and SMAs for the three months ended March 31, 2015 as a result of positive investment valuations.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million, or 19%, to $1.6 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $0.9 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended March 31, 2015. The decrease was partially offset by an increase of $0.5 million of administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $3.5 million, or 92%, to $7.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salary and bonuses, stock compensation incurred with the grant of restricted stock units in connection with our IPO and compensation associated with guaranteed payments to Medley LLC members that prior to the Company’s Reorganization and IPO were recorded as distributions from member’s capital. The increase in base salary and bonus is resulting from a 39% increase in average headcount for the three months ended March 31, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $1.4 million, or 93%, to $0.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The variance in performance fee compensation was primarily due to a grant of fully vested profits interests in January 2014 versus a grant of profit interests in February 2015 which are subject to vesting.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.3 million, or 7%, to $4.5 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to expense support agreement expenses related to SIC, professional fees expenses, including legal, audit and accounting services, and corporate insurance. The increase was partially offset by a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014.

Other Income (Expense)

Dividend income of $0.2 million remained consistent during the three months ended March 31, 2015 compared to the same period in 2014.

Interest expense increased by $1.5 million to $2.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended March 31, 2015 and 2014 was $106.4 million and $38.8 million, respectively.

Other expenses, net decreased by $0.9 million to $0.3 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Provision for Income Taxes

Our effective income tax rate was 10.0% and 3.9% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate is due primarily to the corporate income tax impact of net income attributed to Medley Management Inc. which is subject to federal, state and local corporate incomes taxes for the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company was only subject to New York City’s unincorporated business tax.

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

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$9,077	$5,788
Reimbursable fund startup expenses (1)	1,923	1,275
Severance expense (1)	121	6
IPO date award stock-based compensation (1)	646	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,226)
Core Net Income	$11,767	$5,843
Interest expense	2,085	633
Income taxes	1,499	230
Depreciation and amortization	111	92
Core EBITDA	$15,462	$6,798

Core Net Income Per Share:	$0.25	$0.11

Pro-Forma Weighted Average Shares Outstanding(3)	30,475,937	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from member’s capital.
(3)	Assumes that the following transactions had occurred at the beginning of each year presented: (i) the issuance of 6,000,000 shares of Class A common stock in connection with our IPO, (ii) the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock and (iii) the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$11,767	$5,843
Add: Income taxes	1,499	230
Pre-Tax Core Net Income	13,266	6,073

Denominator
Class A shares issued in IPO	6,000,000	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333
Restricted stock units	1,142,604	1,151,389
Pro-Forma Weighted Average Shares Outstanding	30,475,937	30,484,722
Pre-Tax Core Net Income Per Share	$0.44	$0.20
Less: corporate income taxes per share (1)	(0.19)	(0.09)
Core Net Income Per Share	$0.25	$0.11

(1)	Assumes that all of our standalone pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes we used a combined effective corporate tax rate of 43.0%.

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities on a standalone basis involve: (i) generating cash flow from operations, which largely includes management fees; (ii) realizations generated from our investment activities; (iii) funding capital commitments that we have made to our funds; (iv) making distributions to our owners; and (v) borrowings, interest payments and repayments under our debt facilities. As of March 31, 2015, our cash and cash equivalents were $71.8 million.

Our material sources of cash from our operations include: (i) management fees, which are collected quarterly; (ii) performance fees, which can be less predictable as to amount and timing; and (iii) fund distributions related to our investments in products that we manage. We primarily use cash flow from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local income tax, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Our consolidated financial statements reflect the cash flows of our operating businesses as well as the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) purchasing and selling investment securities; (iii) collecting interest and dividend income; (iv) generating cash through the realization of certain investments; and (v) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Debt Instruments

Senior Secured Credit Facilities

On August 14, 2014, we entered into a $110.0 million senior secured term loan credit facility (the “Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which will mature on June 15, 2019. As of such date, the aggregate principal amount of indebtedness outstanding under the Term Loan Facility was $110.0 million. We used the proceeds of the borrowings under the Term Loan Facility, together with cash on hand, to repay all of the approximately $33.2 million of indebtedness outstanding under our senior secured term loan and revolving credit facility with another financial institution, to pay related fees and expenses of approximately $2.6 million and to fund a $74.5 million distribution to Medley LLC’s members.

On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which will mature on August 19, 2017, with a one-year extension at the option of the borrower, provided certain conditions are met. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing. We refer to the entry into the Senior Secured Credit Facilities, the incurrence of $110.0 million of indebtedness under the Term Loan Facility, the repayment of the $33.2 million of outstanding indebtedness, the payment of $2.6 million of related fees and expenses and the $74.5 million distribution to Medley LLC’s members, collectively, as the “Refinancing Transactions.”

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

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest, at our option, at a rate equal to either (i) a Eurodollar margin over an adjusted LIBOR rate (with a “floor” of 1.0%) or (ii) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans.

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

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, (i) on the closing date of the Term Loan Facility we were required to pay commitment fees to the lenders under the Term Loan Facility in an amount equal to 1% of the aggregate amount of term loans borrowed on the closing date of the Term Loan Facility; and (ii) in respect of the Revolving Credit Facility, we are required to pay an unused line fee of 0.25% per annum of the unused portion of the commitments.

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

We have the ability to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans and a make-whole premium on voluntary prepayments of term loans on or prior to August 14, 2016 to the extent such prepayments exceed $33,000,000 in the aggregate, which make-whole premium will be in an amount equal to the then present value of the required interest payments not yet made (assuming an interest rate equal to the adjusted LIBOR rate with a one month interest period made on the date of such prepayment or assignment plus the applicable Eurodollar margin with respect thereto) on the principal amount of the term loan so prepaid that but for such prepayment would have been payable through June 15, 2019 using a discount rate equal to the treasury rate as of the date of such prepayment or assignment plus 50 basis points.

In October 2014, we voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from our initial public offering. The $15.0 million prepayment is being applied against the upcoming quarterly installments that would have been due commencing on March 31, 2015.

Amortization

The Term Loan Facility requires principal repayments in quarterly installments equal to $1,375,000 (which amount may be adjusted as a result of prepayment or incremental term loans drawn), with the remaining amount payable on the applicable maturity date with respect to such term loans.

Guarantees and Collateral

The obligations under the Senior Secured Credit Facilities are unconditionally and irrevocably guaranteed by certain of Medley LLC’s subsidiaries, including Medley Capital LLC, MOF II Management LLC, MOF III Management LLC, Medley SMA Advisors LLC, Medley GP Holdings LLC, and Medley GP LLC (the “credit agreement guarantors”). In addition, the Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the borrower and each of the borrower’s and credit agreement guarantors’ direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of the borrower’s or any subsidiary guarantors’ direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the borrower and the credit agreement guarantors (subject to certain exceptions and qualifications).

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

Notes Payable

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matures in March 2016. As of March 31, 2015, $1.6 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Three Months Ended
	March 31,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Statements of cash flows data
Net cash used in operating activities	$(33,049)	$(96,546)
Net cash used in investing activities	(107)	(84)
Net cash provided by financing activities	17,784	93,204
Net increase (decrease) in cash and cash equivalents	$(15,372)	$(3,426)

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

Our net cash flow used in operating activities was $33 million and $96.5 million for the three months ended March 31, 2015 and 2014, respectively. These amounts primarily include net purchases of investments by our Consolidated Funds, of $10.1 million and $101.4 million, respectively, and decreases in cash and cash equivalents of the Consolidated Funds of $42.9 million and $5.7 million, respectively. These amounts also represent the variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions of property and equipment. Purchases of property and equipment were $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

Net contributions from non-controlling interests in our Consolidated Funds were $33.2 million and $88.6 million for the three months ended March 31, 2015 and 2014, respectively. Distributions to our senior professionals are presented as a use of cash from financing activities and were $25.6 million for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, we had a net repayment of debt obligations which provided a net outflow of cash to us of $0.3 and a net issuance of debt obligations which provided a net inflow of cash to us of $17.5 million, respectively. During the three months ended March 31, 2015 and 2014, we had net repayments from secured borrowings of $4.6 million and net proceeds from secured borrowings of $11.8 million, respectively.

Sources and Uses of Liquidity

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, including performance fees, (iv) realizations on our investments, (v) net proceeds from borrowings under the Senior Secured Credit Facilities and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our shareholders in accordance with our dividend policy.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a summary of our significant accounting policies.

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

For those entities evaluated under the voting interest model, we consolidate those entities we control through a majority voting interest or through other means whereby we are general partner and are presumed to have control. We would not consolidate an entity in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the entity or remove the general partner (“kick-out-rights’) or the granting of substantive participating rights.

Consolidation and Deconsolidation

Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but does not have a net effect on the net income attributable to our consolidated results or to total controlling equity. The majority of the net economic ownership interests of our Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in our condensed unaudited consolidated financial statements included in this Form 10-Q. The assets and liabilities of our Consolidated Funds are generally held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. The funds that we advise are deconsolidated when we are no longer deemed to control the entity.

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

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of March 31, 2015 and December 31, 2014, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, “Fair Value Measurements,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

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

Performance fees receivable is presented separately in our unaudited condensed consolidated statements of financial condition included in this Form 10-Q and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

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

Stock-based compensation expense recognized during the three months ended March 31, 2015 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest is recognized as a component of compensation and benefits over the requisite service periods in the Company's consolidated statements of operations. The Company elected to use the straight-line method for all awards with graded vesting features.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on Medley can be found in Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 9, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2015, there were no material changes to our contractual obligations, commitments and contingencies since December 31, 2014. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of March 31, 2015 and December 31, 2014, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of March 31, 2014 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2015, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to reversal would have been approximately $26.7 million.

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

The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which Part I incentive fees are charged, which does not offset net income related incentive fees against Part II incentive fees which are driven by realized or unrealized gains and losses. As such, the impact of short-term changes in market value does not meaningfully impact our Part I incentive fee component of management fees. In addition, the overall impact of a short-term change in market value may be mitigated by fee definitions that are not based on market value including invested capital and committed capital, market value definitions that exclude the impact of realized and/or unrealized gains and losses, market value definitions based on beginning of the period values or a form of average market value including daily, monthly or quarterly averages, as well as monthly or quarterly payment terms.

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of March 31, 2015, we calculated an $0.7 million and $0.8 million increase in the management fees on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMA’s as of March 31, 2015, we calculated a $0.8 million and $1.0 million decrease in the management fees on a consolidated and standalone basis, respectively.

Effect on Performance Fees

Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. The performance fees for any period are based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund's income allocation provisions, which can result in a performance-based fee to us, subject to certain hurdles and benchmarks. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMA's as of March 31, 2014, we calculated a $9.0 million and $29.1 million increase in the performance fees on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of March 31, 2015, we calculated a $3.7 million and $23.6 million decrease in the performance fees on a consolidated and standalone basis, respectively.

Effect on Part I and Part II Incentive Fees

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of March 31, 2015, we calculated a $13.3 million increase in the Part II incentive fees on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of March 31, 2015, we calculated a $0.4 million increase in the Part I incentive fees on both a consolidated and standalone basis.

Interest Rate Risk

As of March 31, 2015, we had $102.9 million of debt outstanding, presented as loans payable on our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on the loans was 6.50% as of March 31, 2015.

Based on the floating rate component of our debt obligations payable as of March 31, 2015 we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of March 31, 2015, interest expense related to variable rates would increase or decrease by 15% or $0.4 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding against Security National Guaranty, Inc. (the “SNG” or the “borrower”), Tanam Corp. and Abbat Corp., following the borrower’s failure to repay a loan made in 2008.  MOF I held the beneficial interest in the Fourth Third LLC loan.  SNG filed a counterclaim against Fourth Third LLC on September 2, 2014.  SNG also named MCC as a defendant, alleging that MCC acted as Fourth Third LLC’s agent.  The counterclaim alleged $300 million in damages arising from Fourth Third LLC’s alleged breach of an oral agreement to accept a discounted payoff.  MCC did not act as agent or have any interest in the loan SNG defaulted on or any relationship whatsoever with SNG.  Fourth Third has transferred its interest in the loan to CK Holdings LLC and CK Holdings has entered into an agreement with the borrower pursuant to which it has agreed to accept a discounted payoff and the borrower has released its claims against Fourth Third. The claims against MCC remain pending. It is possible that we or other of our subsidiaries could be joined to this proceeding in the future, but we believe SNG’s claims are without merit and MCC intends to defend the counterclaim vigorously.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: May 14, 2015	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.1*†	Second Amendment to Award Agreement of Jeffrey Tonkel, dated September 23, 2014

10.2*†	Second Amendment to Award Agreement of Richard T. Allorto, Jr., dated as of September 23, 2014

10.3*†	Award Agreement of John D. Fredericks, dated as of June 1, 2013

10.4*†	Amendment to Award Agreement of John D. Fredericks, dated as of May 29, 2014

10.5*†	Second Amendment to Award Agreement of John D. Fredericks, dated as of September 23, 2014

10.6*†	Form of Restrictive Covenant Agreement

10.7*†	Letter Agreement, dated as of October 27, 2010, with Messrs. Brook and Seth Taube

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

