Form 10-Q
period 2015-06-30
MEDLEY MANAGEMENT INC.
filed 2015-08-13
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 12, 2015 was 6,000,000. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 12, 2015 was 100.

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

ii

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

The “existing owners” and “pre-IPO owners” refer to the senior professionals who were the owners of Medley LLC immediately prior to the Offering Transactions. The “Offering Transactions” refer to Medley Management Inc.’s purchase upon the consummation of its IPO of 6,000,000 newly issued limited liability company units (the “LLC Units”) from Medley LLC, which correspondingly diluted the ownership interests of the pre-IPO owners in Medley LLC and resulted in Medley Management Inc.’s holding a number of LLC Units in Medley LLC equal to the number of shares of Class A common stock it issued in its IPO.

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to the three and six months periods ended June 30, 2015, MOF II and MOF III and with respect to prior periods MOF I LP, MOF II and MOF III, subsequent to its formation;

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“long-dated private funds” refers to MOF II, MOF III and any other private funds we may manage in the future, provided that, with respect to periods prior to December 31, 2014, “long-dated private funds” refers to MOF I, MOF II and MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our IPO and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	“MOF I LP” refers to Medley Opportunity Fund LP;

•	“MOF I Ltd.” refers to Medley Opportunity Fund Ltd;

•	“MOF II” refers to Medley Opportunity Fund II LP;

iii

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

iv

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Medley Management Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	June 30,	As of
	2015	December 31,
	(unaudited)	2014
Assets
Cash and cash equivalents	$66,376	$87,206
Investments, at fair value	11,519	9,901
Management fees receivable	16,451	15,173
Performance fees receivable	8,442	5,573
Other assets	9,680	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	74,401	38,111
Investments, at fair value	790,529	734,870
Interest and dividends receivable	7,561	6,654
Other assets	3,178	3,681
Total assets	$988,137	$910,399

Liabilities and Equity
Loans payable	$102,813	$103,057
Accounts payable, accrued expenses and other liabilities	21,344	27,583
Performance fee compensation payable	9,878	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	1,890	5,767
Secured borrowings	137,366	141,135
Total liabilities	273,291	289,349

Commitments and contingencies (Note 9)

Equity
Class A Common Stock, $0.01 par value, 3,000,000,000 shares authorized; 6,000,000 shares issued and outstanding	60	60
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Capital deficit	(765)	(2,384)
Retained earnings	1,219	272
Total stockholders' equity (deficit), Medley Management Inc.	514	(2,052)
Non-controlling interests in Consolidated Funds	722,553	625,548
Non-controlling interests in consolidated subsidiaries	2,217	1,526
Non-controlling interests in Medley LLC	(10,438)	(3,972)
Total equity	714,846	621,050
Total liabilities and equity	$988,137	$910,399

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Management fees	$20,216	$13,225	$36,410	$26,453
Performance fees	1,656	1,617	2,868	2,372
Other revenues and fees	1,981	2,383	3,605	4,396
Total revenues	23,853	17,225	42,883	33,221

Expenses
Compensation and benefits	6,397	5,574	13,618	9,333
Performance fee compensation	(1,030)	1,640	(918)	3,158
Consolidated Funds expenses	634	513	1,427	833
General, administrative and other expenses	4,623	5,134	9,130	9,363
Total expenses	10,624	12,861	23,257	22,687

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,109)	(731)	(4,194)	(1,364)
Other expenses, net	(69)	(387)	(452)	(1,318)
Interest and other income of Consolidated Funds	21,169	20,175	39,896	33,596
Interest expense of Consolidated Funds	(3,810)	(1,750)	(7,614)	(3,062)
Net realized gain (loss) on investments of Consolidated Funds	-	(69)	952	1,288
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(6,417)	642	(2,395)	(7,171)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(82)	(873)	(498)	(1,197)
Total other income, net	8,903	17,228	26,138	21,215
Income before income taxes	22,132	21,592	45,764	31,749
Provision for income taxes	1,251	747	2,941	1,251
Net income	20,881	20,845	42,823	30,498
Net income attributable to non-controlling interests in Consolidated Funds	13,128	9,057	24,703	12,969
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(274)	1,607	1,016	1,560
Net income attributable to non-controlling interests in Medley LLC	6,988	$10,181	14,791	$15,969
Net income attributable to Medley Management Inc.	$1,039		$2,313
Dividends declared per Class A common stock	$-		$0.20

Net income per Class A common stock:
Basic (Note 11)	$0.14		$0.33
Diluted (Note 11)	$0.14		$0.33
Weighted average shares - Basic and Diluted	6,000,000		6,000,000

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Amounts in thousands, except share and per share amounts)

							Non-	Non-	Non-
							controlling	controlling	controlling
	Class A		Class B				Interests in	Interests in	Interests in
	Common Stock		Common Stock		Capital	Retained	Consolidated	Consolidated	Medley	Total
	Shares	Dollars	Shares	Dollars	Deficit	Earnings	Funds	Subsidiaries	LLC	Equity
Balance at December 31, 2014	6,000,000	$60	100	$-	$(2,384)	$272	$625,548	$1,526	$(3,972)	$621,050
Deconsolidation of MOF I LP	-	-	-	-	-	-	(15,321)	-	-	(15,321)
Net income	-	-	-	-	-	2,313	24,703	1,016	14,791	42,823
Stock-based compensation	-	-	-	-	1,619	-	-	-	-	1,619
Dividends on Class A common stock ($0.20 per share)	-	-	-	-	-	(1,366)	-	-	-	(1,366)
Contributions	-	-	-	-	-	-	87,623	-	-	87,623
Distributions	-	-	-	-	-	-	-	(325)	(21,257)	(21,582)
Balance at June 30, 2015	6,000,000	$60	100	$-	$(765)	$1,219	$722,553	$2,217	$(10,438)	$714,846

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$42,823	$30,498
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	151	(83)
Non-cash stock-based compensation	1,619	-
Depreciation and amortization	111	186
Provision for (benefit from) deferred taxes	243	60
Amortization of deferred financing costs	265	87
Accretion of debt discount	381	248
Operating adjustments related to Consolidated Funds:
Benefit from deferred taxes	(83)	(19)
Interest income paid-in-kind	(1,856)	(3,515)
Accretion of original issue discount	1,592	(697)
Net realized (gain) loss on investments	(973)	(1,288)
Net change in unrealized depreciation (appreciation) on investments	2,416	7,203
Net change in unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds	498	1,197
Changes in operating assets and liabilities:
Management fees receivable	(1,278)	(2,613)
Performance fees receivable	(2,869)	(2,556)
Other assets	(560)	(1,340)
Accounts payable, accrued expenses and other liabilities	(6,641)	4,732
Performance fee compensation payable	(1,929)	2,266
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(39,625)	(34,678)
Cost of investments purchased	(135,587)	(226,296)
Proceeds from sales and repayments of investments	65,615	126,042
Other assets	(3,840)	(17,160)
Change in accounts payable, accrued expenses and other liabilities	(981)	5,136
Net cash used in operating activities	(80,508)	(112,590)

Cash flows from investing activities
Purchases of property and equipment	(107)	(207)
Net cash used in investing activities	(107)	(207)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited) - (continued)
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of debt obligations	$-	$15,000
Repayment of loans payable	(625)	(1,037)
Distributions to members	(21,582)	(27,438)
Debt issuance costs	-	(230)
Dividends paid	(1,366)	-
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	87,624	88,602
Proceeds from secured borrowings	18,010	41,712
Repayments on secured borrowings	(22,276)	(5,929)
Net cash provided by financing activities	59,785	110,680
Net increase (decrease) in cash and cash equivalents	(20,830)	(2,117)
Cash and cash equivalents, beginning of period	87,206	5,395
Cash and cash equivalents, end of period	$66,376	$3,278

Supplemental disclosure of non-cash financing activities
Non-cash debt	$-	$2,500
Transfer of membership interests to non-controlling interests in consolidated subsidiaries	-	928

Supplemental disclosure of non-cash investing activities
Investment in MOF I attributed to deconsolidation	$1,768	$-

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medley Management Inc. (the “Corporation”) is an asset management firm offering yield solutions to retail and institutional investors. The Corporation’s national direct origination franchise provides capital to the middle market in the U.S. The Corporation, through its consolidated subsidiary, Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.

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

In connection with the IPO, Medley Management Inc. issued 100 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For as long as the pre-IPO members and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (defined below) (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder. The Class B common stock does not participate in dividends and does not have any liquidation rights.

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

For those entities that qualify as a VIE, the Company performs an analysis to determine if it is the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under Accounting Standards Update (“ASU”) 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, the Company determines that it is the primary beneficiary only if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, the Company determines that it is the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. In making its assessment the Company takes into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether the Company should consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case-by-case basis.

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

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC is 20.5% and 79.5%, respectively, as of June 30, 2015 and December 31, 2014. Net income attributable to the non-controlling interest in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of June 30, 2015 and December 31, 2014, total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $23.8 million and $18.0 million, respectively. Total liabilities, after eliminating entries, of this VIE were $20.5 million and $19.6 million as of June 30, 2015 and December 31, 2014, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

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

In December 2014, the Company formed the Medley Opportunity Fund III LP (“MOF III”), which is structured as a limited partnership.  One of the Company’s wholly owned subsidiaries is the general partner and investment manager of MOF III. The Company considered the accounting treatment under ASU 2010-10 as all the respective conditions have been met and determined that MOF III was not a VIE. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, this fund has been consolidated under the voting interest model in accordance with ASC 810-20.

Deconsolidation of a Fund

The Company had consolidated the Medley Opportunity Fund LP (“MOF I LP”) in its consolidated financial statements under the voting interest model in accordance with ASC 810-20, as the Company was the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, the Company completed its role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, the Company deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Accounting

Management has determined that the Company’s Consolidated Funds are investment companies under U.S. GAAP for the purposes of financial reporting. U.S. GAAP requires that investments held by an investment company be recorded at fair value and any unrealized appreciation (depreciation) in an investment’s fair value be recognized on a current basis in the consolidated statements of operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under U.S. GAAP. As such, all of the investments held by the Consolidated Funds are presented at their estimated fair values in the Company’s condensed consolidated balance sheets. Interest income of the Consolidated Funds is included in interest and other income of Consolidated Funds in the Company’s condensed consolidated statements of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management’s estimates are based on historical experience and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates also require management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

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

Non-Controlling Interests in Consolidated Entities

Non-controlling interests in Consolidated Funds and consolidated subsidiaries represent the component of equity in such consolidated entities held by third-party investors. These interests are adjusted for general partner allocations and, for funds, by subscriptions and redemptions that occur during the reporting period.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Class A Earnings per Share

The Company computes and presents earnings per share using the two-class method. Under the two-class method, the Company allocates earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, the Company reduces its reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to Class A common stockholders. Earnings are then divided by the weighted average number of Class A common stock outstanding to arrive at basic earnings per share. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. Participating securities consist of the Company’s unvested restricted stock units that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in its basic and diluted calculations.

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

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds, including separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For each of the three and six months ended June 30, 2015, the Company reversed $4.0 million of previously recognized performance fees on a standalone basis. For the three and six months ended June 30, 2015, there were no reversals of previously recognized performance fees on a consolidated basis. The Company did not reverse any previously recognized performance fees for the three and six months ended June 30, 2014. Cumulative performance fees recognized through June 30, 2015 were $24.3 million and $8.4 million on a standalone and consolidated basis, respectively.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of June 30, 2015, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. As such, no amounts have been accrued for clawback obligations in the accompanying condensed consolidated financial statements.

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

Performance Fee Compensation

Medley has issued profit interests in certain subsidiaries to selected employees. These profit-sharing arrangements are accounted for under ASC 710, Compensation — General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which the service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the condensed consolidated statements of operations as an increase or decrease to performance fee compensation.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Stock-based compensation expense recognized for the periods presented is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

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

Following the IPO, Medley LLC and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes. Accordingly, these entities in some cases continue to be subject to New York City’s unincorporated business tax. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes, which are reflected in the Company’s condensed consolidated financial statements.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

For these participations or partial loan sales accounted for as secured borrowings, the interest income earned on the entire loan balance is recorded within interest and other income of Consolidated Funds and the interest income earned by the buyer in the partial loan sale is recorded as interest expense of Consolidated Funds in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings of Consolidated Funds are included in net change in unrealized depreciation (appreciation) on secured borrowings in the condensed consolidated statements of operations.

Revisions to Previously Issued Financial Statements

The Company accounts for certain loan participations as secured borrowings that in previously issued financial statements had been accounted for as true sales, as defined in ASC 860.  These loan participation agreements did not contain any prohibited constraints on exchange or transfer and the assets were legally isolated from the transferor. Upon further analysis, the Company determined that a provision in the asset management agreement between the transferee and a consolidated affiliate of the transferor had a standard provision that restricted transfer of the assets for a period of time. As a result of this constraint, the Company determined that, in accordance with ASC 860-10-40-5, the transactions should be reported as secured borrowings. The Company has determined that the impact on its previously issued financial statements was not material.  As a result, prior periods were revised as follows: (i) interest and other income of Consolidated Funds increased by $1.8 million and $3.1 million for the three and six months ended June 30, 2014, respectively, with direct offsetting amounts to interest expense of Consolidated Funds, (ii) the recording of unrealized appreciation (depreciation) on investments of Consolidated Funds of $0.9 million and $1.2 million for the three and six months ended June 30, 2014, respectively, with direct offsetting amounts to unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds, and (iii) a change in net cash used in operating activities of $35.8 million for the six months ended June 30, 2014, with offsetting changes in cash provided by financing activities. These changes had no impact on consolidated and standalone equity or net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments were originally effective for interim and annual reporting periods beginning after December 15, 2016. In July 2015, the FASB announced its approval to defer the effective date to annual reporting periods beginning after December 15, 2017, and early application would be permitted after December 15, 2016. However, the FASB has not yet issued an ASU to finalize the new effective date. The Company is currently evaluating the impact, if any, that this ASU will have on its condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Under current accounting standards, such costs are reflected as an asset on the Company's condensed consolidated balance sheets. While the new guidance is effective for the Company beginning January 1, 2016, early application is permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  Under the amendments in this update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments in this update are effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

3.	INVESTMENTS

The composition of investments is as follows:

	As of
	June 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Equity method investments, at fair value	$11,519	$9,901
Investments of Consolidated Funds, at fair value	790,529	734,870
Total Investments	$802,048	$744,771

Equity Method Investments, at Fair Value

Medley measures its equity method investments at net asset value or at market value. Total unrealized appreciation (depreciation) recorded for the Company’s equity method investments is included in other income (expense). Equity method investments, at fair value includes Medley’s investment in Sierra Income Corporation (“SIC”) which amounted to $9.9 million as of June 30, 2015 and December 31, 2014. The remaining balance as of June 30, 2015 relates to the Company’s investment in MOF I LP.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Investments of Consolidated Funds

The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds.

	Investments of Consolidated Funds
	Fair Value		Percentage
	June 30,		June 30,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automotive	$31,527	$21,937	4.0%	3.0%
Banking, Finance, Insurance and Real Estate	191,683	206,424	24.3%	28.1%
Beverage, Food and Tobacco	23,123	14,934	2.9%	2.0%
Capital Equipment	8,030	-	1.0%	0.0%
Chemicals, Plastics and Rubber	21,212	21,196	2.7%	2.9%
Construction and Building	54,231	53,547	6.9%	7.3%
Consumer Goods: Non-durable	34,921	34,687	4.4%	4.7%
Containers, Packaging and Glass	26,907	26,823	3.4%	3.7%
Energy: Oil and Gas	28,226	32,736	3.6%	4.6%
Healthcare and Pharmaceuticals	97,065	81,921	12.3%	11.1%
High Tech Industries	32,750	25,329	4.1%	3.4%
Hotel, Gaming and Leisure	10,446	11,494	1.3%	1.6%
Media: Advertising, Printing and Publishing	-	346	0.0%	0.0%
Metals and Mining	24,785	26,042	3.1%	3.5%
Retail and Commercial Kitchen Appliances	37,509	24,886	4.7%	3.4%
Services: Business	44,226	34,808	5.6%	4.7%
Services: Consumer	41,023	45,545	5.2%	6.2%
Total Senior Secured Loans and Notes, North America (cost of $756,812 and $711,398, respectively)	$707,664	$662,655	89.5%	90.2%
South America:
Senior secured loans and notes:
Banking, Finance, Insurance and Real Estate	$-	$1,029	0.0%	0.1%
Energy: Oil and Gas	-	424	0.0%	0.1%
Total Senior Secured Loans and Notes, South America (cost of $0 and $13,049, respectively)	$-	$1,453	0.0%	0.2%
Asia:
Banking, Finance, Insurance and Real Estate (cost of $0 and $1,373, respectively)	$-	$1,377	0.0%	0.2%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Investments of Consolidated Funds
	Fair Value		Percentage
	June 30,		June 30,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Equity interests in limited liability companies:
Banking, Finance, Insurance and Real Estate	$54,999	$42,338	6.9%	5.8%
Construction and Building	3,559	3,297	0.4%	0.4%
Containers, Packaging and Glass	417	320	0.1%	0.0%
Energy: Oil and Gas	-	2,596	0.0%	0.4%
Healthcare and Pharmaceuticals	447	63	0.1%	0.0%
Telecommunications	-	170	0.0%	0.0%
Total Equity Interest in Limited Liability Companies (cost of $45,012 and $40,944, respectively)	$59,422	$48,784	7.5%	6.6%
Equity securities:
Common Stock (cost of $158 and $8,913, respectively)	$53	$964	0.0%	0.1%
Partnership Interest (cost of $190 and $0, respectively)	$190	$-	0.0%	0.0%
Preferred Stock (cost of $0 and $10,187, respectively)	$-	$545	0.0%	0.1%
Warrants:
Banking, Finance, Insurance and Real Estate	$11,721	$10,363	1.5%	1.4%
Construction and Building	206	113	0.0%	0.0%
Containers, Packaging and Glass	415	105	0.1%	0.0%
Energy: Oil and Gas	3,874	1,793	0.5%	0.3%
Healthcare and Pharmaceuticals	6,306	5,137	0.8%	0.7%
Retail	678	893	0.1%	0.1%
Total Warrants (cost of $3,428 and $3,428, respectively)	23,200	18,404	3.0%	2.5%
Total Equity Securities (cost of $3,776 and $22,528, respectively)	$23,443	$19,913	3.0%	2.7%
Collectibles (cost of $0 and $1,385, respectively)	$-	$688	0.0%	0.1%
Total Investments of Consolidated Funds (cost of $805,600 and $790,677, respectively)	$790,529	$734,870	100.0%	100.0%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial instruments recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the fair value measurements of investments and secured borrowings, by major class according to the fair value hierarchy:

	As of June 30, 2015
	(unaudited)
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$707,664	$707,664
Equity interests in LLCs	-	-	59,422	59,422
Equity securities	-	468	22,975	23,443
Equity method investments	-	-	11,519	11,519
Total assets	$-	$468	$801,580	$802,048
Secured borrowings of Consolidated Funds	$-	$13	$137,353	$137,366

	As of December 31, 2014
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$664,108	$664,108
Equity interests in LLCs	-	-	48,784	48,784
Equity securities	62	29	19,822	19,913
Investments in tangible assets	-	-	2,065	2,065
Equity method investment	-	-	9,901	9,901
Total assets	$62	$29	$744,680	$744,771
Secured borrowings of Consolidated Funds	$16	$-	$141,119	$141,135

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2015, one of our warrants with a fair value of $0.1 million transferred from Level III to Level II because of the increase in availability of the transaction data or the inputs to the valuation became observable. During the six months ended June 30, 2015, one of our warrants with a fair value of $0.1 million transferred from Level I to Level II based on changes in valuation methodology.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments, secured borrowings and the Company’s investments in its equity method investees:

	For the six months ended June 30, 2015
	(unaudited)
	Financial Assets						Liabilities
	Investments of Consolidated Funds						Secured
	Senior			Investment			borrowings
	Secured	Equity		in	Equity		of
	Loans and	Interests in	Equity	Tangible	Method		Consolidated
	Notes	LLCs	Securities	Assets	Investments	Total	Funds
	(Amounts in thousands)
Balance, beginning of period	$664,108	$48,784	$19,822	$2,065	$9,901	$744,680	$141,119
Deconsolidation of MOF I	(8,252)	(1,370)	(1,417)	(2,065)	1,768	(11,336)	-
Transfer out of level III	-	-	(105)	-	-	(105)	-
Amortization	(1,820)	-	-	-	-	(1,820)	-
Paid in-kind interest income	2,047	37	-	-	-	2,084	-
Purchases	123,364	12,032	190	-	-	135,586	-
Sales and settlements	(65,615)	-	-	-	-	(65,615)	-
Realized and unrealized appreciation (depreciation), net	(6,168)	(61)	4,485	-	(150)	(1,894)	-
Unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds, net	-	-	-	-	-	-	501
Proceeds (repayments) from secured borrowings, net	-	-	-	-	-	-	(4,267)
Balance, end of period	$707,664	$59,422	$22,975	$-	$11,519	$801,580	$137,353
Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(6,600)	$(61)	$4,485	$-	$(150)	$(2,326)	$502

Total realized and unrealized appreciation (depreciation) recorded for the Consolidated Funds’ Level III investments is included in net realized gain (loss) on investments of Consolidated Funds and net change in unrealized depreciation on investments of Consolidated Funds in the condensed consolidated statements of operations, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs and the Company’s investments in its equity method investees as of June 30, 2015 and December 31, 2014:

Fair Value as of
	June 30, 2015			Range		Weighted
Assets	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
(Amounts in thousands)
Senior Secured Loans and Notes	$613,025	Income Approach (DCF)	Market Yield	9.32%	15.05%	11.76%
	49,570	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	15,665	Income Approach (DCF)	Discount Rate	12.50%	18.00%	17.23%
	5,930	Market Approach (Guideline Comparable)/Income Approach (DCF)	2015 EBITDA Multiple, Discount Rate	6.00x / 20.00%	8.00x / 25.00%	7.50x / 23.75%
	19,893	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.25x	6.75x	6.50x
	1,378	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.50x / $45.9M	4.50x / $73.2M	2.00x / $59.7M
	2,203	Market Approach (Guideline Comparable)/Option Model	EBITDA Multiple, Volatility	3.50x / 0.00%	4.50x / 92.50%	4.00x / 45.00%
Equity Interests in LLCs	6,707	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.05x	1.15x	1.13x
	12,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	3,366	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x / 6.00x	7.00x / 7.00x	6.57x / 6.13x
	417	Market Approach (Guideline Comparable)	NTM EBITDA Multiple	7.00x	8.00x	7.50x
	-	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple/Volatility	3.50x / 3.50x / 40.40%	4.00x / 4.00x / 72.40%	3.75x / 3.75x / 70.00%
	640	Income Approach (DCF)	Market Yield	12.29%	12.29%	12.29%
	33,260	Income Approach (DCF)	Discount Rate	8.22%	18.00%	13.12%
	3,032	Market Approach (Guideline Comparable)/Option Model	Tangible Book Value of Invested Capital Multiple/Volatility	1.40x /22.90%	1.50x / 71.40%	1.45x / 40.00%
Equity Securities	4,906	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	4.50x / 4.00x	6.50x / 6.00x	4.58x / 4.08x
	-	Market Approach (Guideline Comparable)	EBITDA Multiple, Volatility	3.50x / 0.00%	4.50x / 92.50%	4.00x / 45.00%
	-	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.25x	6.75x	6.50x
	6,158	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	4.00x / 3.50x	8.00x / 7.50x	5.37x / 4.93x
	-	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.50x / $45.9M	4.50x / $73.2M	2.00x / $59.7M
	11,721	Market Approach (Guideline Comparable)/Option Model	Tangible Book Value of Invested Capital Multiple/Volatility	1.40x / 22.90%	1.50x / 71.40%	1.45x / 40.00%
	190	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
Equity Method Investments	11,519	Net Asset Value of Underlying Fund	N/A	N/A	N/A	N/A
$801,580

	Fair Value as of
	June 30, 2015			Range		Weighted
Liability	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Secured Borrowings of Consolidated Funds	$311	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.00x / 7.50x	8.00x / 7.50x	8.00x / 7.50x
	5,000	Income Approach (DCF)	Discount Rate	8.22%	8.22%	8.22%
	7,460	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.50x	6.50x	6.50x
	124,582	Income Approach (DCF)	Market Yield	9.32%	13.63%	11.21%
	$137,353

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
	$141,119

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in senior secured loans include discount rate, market yield, earnings before interest, tax, depreciation and amortization (“EBITDA”) and revenue multiples, expected liquidation proceeds, and asset coverage. Significant increases or decreases in discount rates, market yields, EBITDA multiples in isolation would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity interests in LLCs include discount rates, market yields, volatility, long term growth rates, EBITDA, book value and portfolio multiples. Significant increases or decreases in discount rates, growth rates and portfolio multiples would result in lower or higher fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity securities include revenue, EBITDA and revenue multiples, expected liquidation proceeds, discount rates and volatility. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in tangible assets include price per ton, price per acre, price per room, price per unit appraisals and price per square foot. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	OTHER ASSETS

The components of other assets are as follows:

	As of
	June 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Other Assets of Medley LLC:
Property and equipment, net of accumulated depreciation of $1,445 and $1,232, respectively	$1,260	$1,367
Security deposits	1,218	1,218
Administrative fees receivable (Note 10)	1,605	1,500
Deferred tax assets	1,035	874
Deferred financing costs, net of accumulated amortization of $482 and $217, respectively	2,064	2,329
Due from affiliates (Note 10)	212	382
Prepaid expenses	1,427	627
Other receivables	859	933
Total other assets of Medley LLC	9,680	9,230

Other Assets of Consolidated Funds:
Restricted cash	-	3,000
Deferred tax assets	423	340
Other receivables	2,755	341
Total other assets of Consolidated Funds	3,178	3,681
Total other assets	$12,858	$12,911

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of
	June 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount of $891 and $1,006, respectively	$94,109	$93,994
Non-recourse promissory notes, net of unamortized discount of $2,233 and $2,500, respectively	8,704	9,063
Total loans payable	$102,813	$103,057

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

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of June 30, 2015 and December 31, 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of June 30, 2015 and December 31, 2014, outstanding borrowings under this facility was $94.1 million and $94.0 million, respectively, which is reflected net of unamortized discount of $0.9 million and $1.0 million, respectively. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $1.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of June 30, 2015.

 In October 2014, the Company voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment was applied against the first installment, which was due on March 31, 2015, and the remaining balance will be applied against the upcoming quarterly installments through June 30, 2017.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of June 30, 2015.

CNB Credit Agreement

On August 14, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (the “Revolving Credit Facility”). The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended June 30, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of June 30, 2015.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million for each of the six months ended June 30, 2015 and 2014. The fair value of the outstanding balance of the notes was $10.3 million as of June 30, 2015 and December 31, 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of June 30, 2015 and December 31, 2014, the balance under this note was $0.9 million and $1.6 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Contractual Maturities of Loans Payable

As of June 30, 2015, future principal payments due under the loans payable are as follows (in thousands):

Remaining 2015	$626
2016	312
2017	2,875
2018	5,500
2019	96,625
$105,938

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	June 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Accounts payable, accrued expenses and other liabilities of Medley LLC:
Accrued compensation and benefits	$4,853	$8,575
Due to affiliates (Note 10)	6,076	6,998
Revenue share payable (Note 9)	6,614	6,669
Dividends payable	-	1,423
Income taxes payable	-	741
Professional fees	584	545
Deferred rent	380	474
Deferred tax liabilities	647	245
Accounts payable and accrued expenses	2,190	1,913
Total accounts payable, accrued expenses and other liabilities of Medley LLC	21,344	27,583

Accounts payable, accrued expenses and other liabilities of Consolidated Funds	1,890	5,767

Total accounts payable, accrued expenses and other liabilities	$23,234	$33,350

As of December 31, 2014, dividends payable was comprised of $1.2 million due to the Company’s Class A common stockholders and $0.2 million payable to the Company’s restricted stock unit holders.  Dividends payable to Class A common holders represents a $0.20 per share of Class A common stock dividend that was declared on November 10, 2014, to shareholders of record as of the close of business on December 17, 2014, but not paid until January 5, 2015.  As the restricted stock units are participating securities, the Company calculated the amount due to the holders of the restricted stock units based on the $0.20 per share of Class A common stock dividend declaration amount and the number of restricted stock units expected to vest. There were no dividends payable as of June 30, 2015.

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

As of June 30, 2015, secured borrowings of Consolidated Funds at cost and fair value totaled $137.8 million and $137.4 million, respectively. The fair value of the investments that are associated with these secured borrowings was $137.4 million. During the six months ended June 30, 2015 and 2014, the Consolidated Funds received net repayments on secured borrowings of $4.3 million and net proceeds from secured borrowings of $35.8 million, respectively.

As of December 31, 2014, secured borrowings of Consolidated Funds at cost and fair value totaled $143.0 million and $141.1 million, respectively. The fair value of the investments that are associated with these secured borrowings was $141.1 million.

For the three months ended June 30, 2015 and 2014, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $3.8 million and $1.8 million, respectively. For the three and six months ended June 30, 2015 and 2014, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $7.6 million and $3.1 million, respectively.

Future minimum repayments under the secured borrowings of the Consolidated Funds are $1.5 million, $4.0 million, $8.7 million, $36.9 million and $81.9 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively, and $5.7 million thereafter.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through December 2020. Rent expense was $0.6 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million for each of the six months ended June 30, 2015 and 2014.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining 2015	$1,208
2016	784
2017	452
2018	457
2019	463
Thereafter	469
Total future minimum lease payments	$3,833

Capital Commitments to Funds

As of June 30, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $0.5 million and $1.1 million, respectively, to certain long-dated private funds.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of June 30, 2015 and December 31, 2014, the obligation amounted to $6.6 million and $6.7 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the condensed consolidated statements of operations.

Legal Proceedings

One of the Company’s subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit filed on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against Medley Capital Corporation, Medley Opportunity Fund II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MFV”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, and was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a $70 million secured loan.  The lawsuit seeks damages in excess of $100 million.  The defendants dispute the allegations and intend to vigorously defend the lawsuit and pursue affirmative counterclaims against Mr. Barkat and MVF Holdings.   Although the Company cannot predict the ultimate outcome of this lawsuit, it believes that such action is without merit, and any resulting loss, not probable.

From time to time, the Company is involved in litigation and legal proceedings arising out of the ordinary course of its business. The Company believes that it is not presently a party to any such matters that would have a material adverse effect on its financial condition, results of operations, or cash flows.

10.	RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of the end of the SIC offering period or such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. The SIC IAA also requires SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of the end of the SIC offering period, or Medley has been repaid in full. Effective June 2, 2014, Medley was no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold. As of June 30, 2015 and December 31, 2014, there were no reimbursements that were due to Medley as Medley had been paid in full.

  During the three and six months ended June 30, 2014, Medley incurred O&O Expenses of $0.8 million and $1.5 million, respectively, which were recorded within general, administrative, and other expenses in the condensed consolidated statements of operations. Reimbursements of O&O are recorded in other revenues and fees on the condensed consolidated statements of operations and were $1.3 million and $2.2 million, respectively, during the three and six months ended June 30, 2014.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until December 31, 2015, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three months ended June 30, 2015 and 2014, Medley recorded $2.0 million and $2.2 million, respectively, for ESA expenses under this agreement. For the six months ended June 30, 2015 and 2014, Medley recorded $4.2 million and $3.5 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the condensed consolidated statements of operations. Medley recorded a liability of $6.4 million and $5.2 million as of June 30, 2015 and December 31, 2014, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the condensed consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. During the three months ended June 30, 2015 and 2014, the Company recorded $1.0 million and $0.9 million, respectively, of revenue related to the MCC Admin Agreement. During the six months ended June 30, 2015 and 2014, the Company recorded $2.1 million and $1.7 million, respectively, of revenue related to the MCC Admin Agreement. The administrative fees receivable under the MCC Admin Agreement was $1.1 million as of June 30, 2015 and December 31, 2014, and is included as a component of other assets on the condensed consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. For the three months ended June 30, 2015 and 2014, the Company recorded $0.5 million and $0.3 million, respectively, of revenue related to the SIC Admin Agreement. For the six months ended June 30, 2015 and 2014, the Company recorded $1.1 million and $0.5 million, respectively, of revenue related to the SIC Admin Agreement. The administrative fees receivable under the SIC Admin Agreement was $0.5 million and $0.4 million, respectively, as of June 30, 2015 and December 31, 2014, and is included as a component of other assets on the condensed consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of June 30, 2015 and December 31, 2014, the balance under this note was $0.9 million and $1.6 million, respectively.

11.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the three and six months ended June 30, 2015:

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
	(Amounts in thousands, except per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$1,039	$2,313
Less: Dividends declared on Class A common stock (1)	-	(1,200)
Less: Dividends payable to participating securities (2)	-	(166)
Less: Net income available to participating securities (2)	(164)	(149)
Undistributed net income available to Class A common stockholders	$875	$798

Denominator
Weighted average shares of Class A shares outstanding, including participating securities	7,104,134	7,123,263
Less: weighted average of participating securities (2)	(1,104,134)	(1,123,263)
Weighted average Class A common stock outstanding: Basic	6,000,000	6,000,000

Weighted average shares of Class A shares outstanding: Diluted	6,000,000	6,000,000
Add: dilutive effects of conversion of LLC Units (3)	-	-
Weighted average dilutive shares outstanding	6,000,000	6,000,000

Net income per Class A share: Basic and Diluted
Distributable earnings	$-	$0.20
Undistributed income	0.14	0.13
Net income per Class A share	$0.14	$0.33

(1)	The Company declared a $0.20 per share dividend on Class A common stock on March 29, 2015.
(2)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO, adjusted for actual forfeitures and additional grants during the period.
(3)	Excludes the assumed conversion of 23,333,333 LLC units to shares of Class A common stock as the impact would be antidilutive.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

12.	INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of June 30, 2015 and December 31, 2014, the Company had total deferred tax assets of $1.5 million and $1.2 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, net unrealized losses, and, as of June 30, 2015, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.6 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, which consists primarily of temporary differences relating to accrued fee income and other timing differences. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals, and depreciation.

The Company’s effective tax rate was 5.7% and 3.5% for the three months ended June 30, 2015 and 2014, respectively and 6.4% and 3.9% for the six months ended June 30, 2015 and 2014, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the three and six months ended June 30, 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc. The Company was not subject to any federal, state and city corporate income taxes during the three and six months ended June 30, 2014.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014 and during the three and six months ended June 30, 2015 and 2014, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2010 and, presently, have no open examinations for tax years before 2014.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended June 30, 2015 and 2014, performance compensation was $(1.0) million and $1.6 million, respectively. For the six months ended June 30, 2015 and 2014, performance compensation was $(0.9) million and $3.2 million, respectively. As of June 30, 2015 and December 31, 2014, the total performance fee compensation payable for these awards was $9.9 million and $11.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company’s accrued contributions to the plan was $0.1 million for each of the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, the Company’s accrued contributions to the plan were $0.2 million and $0.3 million, respectively.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of June 30, 2015, there were 3.4 million awards available to be granted under the Plan.

The fair value of the RSUs granted is determined to be the fair value of the underlying shares on the date of grant. The aggregate fair value, which is then adjusted for anticipated forfeitures of up to 8% per annum, is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the three and six months ended June 30, 2015, stock-based compensation was $0.8 million and $1.6 million, respectively.

The following summarizes RSU activity for the six months ended June 30, 2015:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2014	1,197,915	$17.91
Granted	82,000	12.68
Forfeited	(178,800)	17.99
Vested	-	-
Balance at June 30, 2015	1,101,115	$17.50

As of June 30, 2015 there were approximately 920,000 RSUs outstanding net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs at June 30, 2015 was $13.6 million and is expected to be recognized over a weighted average period of 4.2 years.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following presents the standalone financial results of the Company’s operating results for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$20,923	$14,909	$38,443	$29,900
Performance fees	(2,368)	8,000	3,968	8,076
Other revenues and fees	1,981	2,383	3,605	4,396
Total revenues	20,536	25,292	46,016	42,372

Expenses
Compensation and benefits	6,397	5,574	13,618	9,333
Performance fee compensation	(1,030)	1,640	(918)	3,158
General, administrative and other expenses	4,623	5,134	9,130	9,363
Total expenses	9,990	12,348	21,830	21,854

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,109)	(731)	(4,194)	(1,364)
Other expenses, net	13	(428)	(249)	(1,620)
Total other expense, net	(1,875)	(938)	(4,000)	(2,541)
Income before income taxes	$8,671	12,006	$20,186	$17,977
Provision for income taxes	918	218	2,066	448
Net income	7,753	11,788	18,120	17,529
Net income attributable to non-controlling interests in consolidated subsidiaries	(274)	1,607	1,016	1,560
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$8,027	$10,181	$17,104	$15,969
Reimbursable fund startup expenses (1)	1,771	2,121	3,694	3,396
Severance expense (1)	-	(11)	121	(5)
IPO date award stock-based compensation (1)	611	-	1,257	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(989)	-	(2,215)
Core Net Income	$10,409	$11,302	$22,176	$17,145
Interest expense	2,109	731	4,194	1,364
Income taxes	1,219	253	2,718	483
Depreciation and amortization	121	94	232	186
Core EBITDA	$13,858	$12,380	$29,320	$19,178

(1)	Presented net of income taxes.

(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reconcile the Company’s segment results to its consolidated results of operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$20,536	$3,317	(1)	$23,853
Expenses	9,990	634	(2)	10,624
Other income (expense), net	(1,875)	10,778	(3)	8,903
Provision for income taxes	918	333	(4)	1,251
Net income attributable to non-controlling interests in consolidated subsidiaries	(274)	-		(274)
Net income attributable to non-controlling interests in Consolidated Funds	-	13,128		13,128
Net income attributable to non-controlling interests in Medley LLC	6,988	-		6,988
Net income attributable to Medley Management Inc.	1,039	-		1,039
Add: Net income attributable to non-controlling interests in Medley LLC	6,988	-		6,988
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	8,027	-		8,027
Reimbursable fund startup expenses	1,771	-		1,771
Severance expense	-	-		-
IPO date award stock-based compensation	611	-		611
Core Net Income	$10,409	$-		$10,409

	For the Three Months Ended June 30, 2014
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$25,292	$(8,067)	(1)	$17,225
Expenses	12,348	513	(2)	12,861
Other income (expense)	(938)	18,166	(3)	17,228
Provision for income taxes	218	529	(4)	747
Net income attributable to non-controlling interests in consolidated subsidiaries	1,607			1,607
Net income attributable to non-controlling interests in Consolidated Funds	-	9,057		9,057
Net income attributable to non-controlling interests in Medley LLC	10,181	-		10,181
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	10,181	-		10,181
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	10,181	-		10,181
Reimbursable fund startup expenses	2,121	-		2,121
Severance expense	(11)	-		(11)
Adjustment for pre-IPO guaranteed payments to members	(989)	-		(989)
Core Net Income	$11,302	$-		$11,302

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the three months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	2015	2014
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(707)	$(1,684)
Performance fees eliminated in consolidation	4,024	(6,383)
Total consolidated adjustments and reconciling items	$3,317	$(8,067)

(2)	Adjustments and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the three months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds Expenses	$634	$513
Total consolidated adjustments and reconciling items	$634	$513

(3)	Adjustments and reconciling items to other income primarily represent net interest income and net investment income from Consolidated Funds. For the three months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$21,169	$20,175
Interest expense of Consolidated Funds	(3,810)	(1,750)
Net realized gain (loss) on investments of Consolidated Funds	-	(69)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(6,417)	642
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(82)	(873)
Elimination of equity income (loss) from Consolidated Funds	(82)	41
Total consolidated adjustments and reconciling items	$10,778	$18,166

(4)	Adjustments and reconciling items to the provision for income taxes represent income taxes from Consolidated Funds. For the three months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$333	$529
Total consolidated adjustments and reconciling items	$333	$529

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reconcile the Company’s segment results to its consolidated results of operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, 2015
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$46,016	$(3,133)	(1)	$42,883
Expenses	21,830	1,427	(2)	23,257
Other income (expense), net	(4,000)	30,138	(3)	26,138
Provision for income taxes	2,066	875	(4)	2,941
Net income attributable to non-controlling interests in consolidated subsidiaries	1,016	-		1,016
Net income attributable to non-controlling interests in Consolidated Funds	-	24,703		24,703
Net income attributable to non-controlling interests in Medley LLC	14,791	-		14,791
Net income attributable to Medley Management Inc.	2,313	-		2,313
Add: Net income attributable to non-controlling interests in Medley LLC	14,791	-		14,791
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	17,104	-		17,104
Reimbursable fund startup expenses	3,694	-		3,694
Severance expense	121	-		121
IPO date award stock-based compensation	1,257	-		1,257
Core Net Income	$22,176	$-		$22,176

	For the Six Months Ended June 30, 2014
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$42,372	$(9,151)	(1)	$33,221
Expenses	21,854	833	(2)	22,687
Other income (expense)	(2,541)	23,756	(3)	21,215
Provision for income taxes	448	803	(4)	1,251
Net income attributable to non-controlling interests in consolidated subsidiaries	1,560	-		1,560
Net income attributable to non-controlling interests in Consolidated Funds	-	12,969		12,969
Net income attributable to non-controlling interests in Medley LLC	15,969	-		15,969
Net income attributed to Medley Management Inc.	-	-		-
Add: Net income attributable to non-controlling interests in Medley LLC	15,969	-		15,969
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	15,969	-		15,969
Reimbursable fund startup expenses	3,396	-		3,396
Severance expense	(5)	-		(5)
Adjustment for pre-IPO guaranteed payments to members	(2,215)	-		(2,215)
Core Net Income	$17,145	$-		$17,145

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the six months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	2015	2014
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(2,033)	$(3,447)
Performance fees eliminated in consolidation	(1,100)	(5,704)
Total consolidated adjustments and reconciling items	$(3,133)	$(9,151)

(2)	Adjustments and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the six months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds Expenses	$1,427	$833
Total consolidated adjustments and reconciling items	$1,427	$833

(3)	Adjustments and reconciling items to other income primarily represent net interest income and net investment income from Consolidated Funds. For the six months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$39,896	$33,596
Interest expense of Consolidated Funds	(7,614)	(3,062)
Net realized gain (loss) on investments of Consolidated Funds	952	1,288
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(2,395)	(7,171)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(498)	(1,197)
Elimination of equity income (loss) from Consolidated Funds	(203)	302
Total consolidated adjustments and reconciling items	$30,138	$23,756

(4)	Adjustments and reconciling items to the provision for income taxes represent income taxes from Consolidated Funds. For the six months ended June 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$875	$803
Total consolidated adjustments and reconciling items	$875	$803

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

16.	CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of June 30, 2015 and December 31, 2014, and the Company’s results from operations for the three and six months ended June 30, 2015 and 2014. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	For the Three Months Ended June 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$20,923	$-	$(707)	$20,216
Performance fees	(2,368)	-	4,024	1,656
Other revenues and fees	1,981	-	-	1,981
Total revenues	20,536	-	3,317	23,853

Expenses:
Compensation and benefits	6,397	-	-	6,397
Performance fee compensation	(1,030)	-	-	(1,030)
Consolidated Funds expenses	-	1,341	(707)	634
General, administrative and other expenses	4,623	-	-	4,623
Total expenses	9,990	1,341	(707)	10,624

Other income (expense):
Dividend income	221	-	-	221
Interest expense	(2,109)	-	-	(2,109)
Other income (expenses), net	13	-	(82)	(69)
Interest and other income of Consolidated Funds	-	21,169	-	21,169
Interest expense of Consolidated Funds	-	(3,810)	-	(3,810)
Net realized gain (loss) on investments of Consolidated Funds	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(6,417)	-	(6,417)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(82)	-	(82)
Total other income (expense), net	(1,875)	10,860	(82)	8,903
Income before income taxes	8,671	9,519	3,942	22,132
Provision for income taxes	918	333	-	1,251
Net income	7,753	9,186	3,942	20,881
Net income attributable to non-controlling interests in Consolidated Funds	-	-	13,128	13,128
Net income attributable to non-controlling interests in consolidated subsidiaries	(274)	-	-	(274)
Net income attributable to non-controlling interests in Medley LLC	6,988	-	-	6,988
Net income attributable to Medley Management Inc.	$1,039	$9,186	$(9,186)	$1,039

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$38,443	$-	$(2,033)	$36,410
Performance fees	3,968	-	(1,100)	2,868
Other revenues and fees	3,605	-	-	3,605
Total revenues	46,016	-	(3,133)	42,883

Expenses:
Compensation and benefits	13,618	-	-	13,618
Performance fee compensation	(918)	-	-	(918)
Consolidated Funds expenses	-	3,460	(2,033)	1,427
General, administrative and other expenses	9,130	-	-	9,130
Total expenses	21,830	3,460	(2,033)	23,257

Other income (expense):
Dividend income	443	-	-	443
Interest expense	(4,194)	-	-	(4,194)
Other income (expenses), net	(249)	-	(203)	(452)
Interest and other income of Consolidated Funds	-	39,896	-	39,896
Interest expense of Consolidated Funds	-	(7,614)	-	(7,614)
Net realized gain (loss) on investments of Consolidated Funds	-	952	-	952
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(2,395)	-	(2,395)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(498)	-	(498)
Total other income (expense), net	(4,000)	30,341	(203)	26,138
Income before income taxes	20,186	26,881	(1,303)	45,764
Provision for income taxes	2,066	875	-	2,941
Net income	18,120	26,006	(1,303)	42,823
Net income attributable to non-controlling interests in Consolidated Funds	-	-	24,703	24,703
Net income attributable to non-controlling interests in consolidated subsidiaries	1,016	-	-	1,016
Net income attributable to non-controlling interests in Medley LLC	14,791	-	-	14,791
Net income attributable to Medley Management Inc.	$2,313	$26,006	$(26,006)	$2,313

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of June 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$66,376	$-	$-	$66,376
Investments, at fair value	24,170	-	(12,651)	11,519
Management fees receivable	16,451	-	-	16,451
Performance fees receivable	8,442	-	-	8,442
Other assets	10,889	-	(1,209)	9,680

Assets of Consolidated Funds:
Cash and cash equivalents	-	74,401	-	74,401
Investments, at fair value	-	790,529	-	790,529
Interest and dividends receivable	-	7,561	-	7,561
Other assets	-	3,178	-	3,178
Total assets	$126,328	$875,669	$(13,860)	$988,137

Liabilities and equity
Loans payable	$102,813	$-	$-	$102,813
Accounts payable, accrued expenses and other liabilities	21,344	-	-	21,344
Performance fee compensation payable	9,878	-	-	9,878

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	3,099	(1,209)	1,890
Secured borrowings	-	137,366	-	137,366
Total liabilities	134,035	140,465	(1,209)	273,291

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(765)	-	-	(765)
Retained earnings	1,219	-	-	1,219
Total stockholders' equity (deficit), Medley Management Inc.	514	-	-	514
Non-controlling interests in Consolidated Funds	-	-	722,553	722,553
Non-controlling interests in consolidated subsidiaries	2,217	-	-	2,217
Non-controlling interests in Medley LLC	(10,438)	-	-	(10,438)
Members' equity of consolidated funds	-	735,204	(735,204)	-
Total (deficit) equity	(7,707)	735,204	(12,651)	714,846
Total liabilities and equity	$126,328	$875,669	$(13,860)	$988,137

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended June 30, 2014
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$14,909	$-	$(1,684)	$13,225
Performance fees	8,000	-	(6,383)	1,617
Other revenues and fees	2,383	-	-	2,383
Total revenues	25,292	-	(8,067)	17,225

Expenses:
Compensation and benefits	5,574	-	-	5,574
Performance fee compensation	1,640	-	-	1,640
Consolidated Funds expenses	-	2,197	(1,684)	513
General, administrative and other expenses	5,134	-	-	5,134
Total expenses	12,348	2,197	(1,684)	12,861

Other income (expense):
Dividend income	221	-	-	221
Interest expense	(731)	-	-	(731)
Other income (expenses), net	(428)	-	41	(387)
Interest and other income of Consolidated Funds	-	20,175	-	20,175
Interest expense of Consolidated Funds	-	(1,750)	-	(1,750)
Net realized gain (loss) on investments of Consolidated Funds	-	(69)	-	(69)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	642	-	642
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(873)	-	(873)
Total other income (expense), net	(938)	18,125	41	17,228
Income before income taxes	12,006	15,928	(6,342)	21,592
Provision for income taxes	218	529	-	747
Net income	11,788	15,399	(6,342)	20,845
Net income attributable to non-controlling interests in Consolidated Funds	-	-	9,057	9,057
Net income attributable to non-controlling interests in consolidated subsidiaries	1,607	-	-	1,607
Net income attributable to Medley LLC	$10,181	$15,399	$(15,399)	$10,181

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Six Months Ended June 30, 2014
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$29,900	$-	$(3,447)	$26,453
Performance fees	8,076	-	(5,704)	2,372
Other revenues and fees	4,396	-	-	4,396
Total revenues	42,372	-	(9,151)	33,221

Expenses:
Compensation and benefits	9,333	-	-	9,333
Performance fee compensation	3,158	-	-	3,158
Consolidated Funds expenses	-	4,280	(3,447)	833
General, administrative and other expenses	9,363	-	-	9,363
Total expenses	21,854	4,280	(3,447)	22,687

Other income (expense):
Dividend income	443	-	-	443
Interest expense	(1,364)	-	-	(1,364)
Other income (expenses), net	(1,620)	-	302	(1,318)
Interest and other income of Consolidated Funds	-	33,596	-	33,596
Interest expense of Consolidated Funds	-	(3,062)	-	(3,062)
Net realized gain (loss) on investments of Consolidated Funds	-	1,288	-	1,288
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(7,171)	-	(7,171)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(1,197)	-	(1,197)
Total other income (expense), net	(2,541)	23,454	302	21,215
Income before income taxes	17,977	19,174	(5,402)	31,749
Provision for income taxes	448	803	-	1,251
Net income	17,529	18,371	(5,402)	30,498
Net income attributable to non-controlling interests in Consolidated Funds	-	-	12,969	12,969
Net income attributable to non-controlling interests in consolidated subsidiaries	1,560	-	-	1,560
Net income attributable to Medley LLC	$15,969	$18,371	$(18,371)	$15,969

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2014
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$87,206	$-	$-	$87,206
Investments, at fair value	22,143	-	(12,242)	9,901
Management fees receivable	15,173	-	-	15,173
Performance fees receivable	5,573	-	-	5,573
Other assets	9,230	-	-	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	-	38,111	-	38,111
Investments, at fair value	-	734,870	-	734,870
Interest and dividends receivable	-	6,654	-	6,654
Other assets	-	5,057	(1,376)	3,681
Total assets	$139,325	$784,692	$(13,618)	$910,399

Liabilities and equity
Loans payable	$103,057	$-	$-	$103,057
Accounts payable, accrued expenses and other liabilities	28,959	-	(1,376)	27,583
Performance fee compensation payable	11,807	-	-	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767	-	5,767
Secured borrowings	-	141,135	-	141,135
Total liabilities	143,823	146,902	(1,376)	289,349

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(2,384)	-	-	(2,384)
Retained earnings	272	-	-	272
Total stockholders' equity (deficit), Medley Management Inc.	(2,052)	-	-	(2,052)
Non-controlling interests in Consolidated Funds	-	-	625,548	625,548
Non-controlling interests in consolidated subsidiaries	1,526	-	-	1,526
Non-controlling interests in Medley LLC	(3,972)	-	-	(3,972)
Members' equity of consolidated funds	-	637,790	(637,790)	-
Total (deficit) equity	(4,498)	637,790	(12,242)	621,050
Total liabilities and equity	$139,325	$784,692	$(13,618)	$910,399

17.	SUBSEQUENT EVENTS

On August 10, 2015, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the second quarter of 2015. The dividend is payable on September 4, 2015 to stockholders of record as of August 26, 2015.

On August 12, 2015, the Company’s Board of Directors has authorized the repurchase of up to $5 million of the Company’s Class A common stock. Medley LLC will repurchase membership units, on a one for one basis, for each share of Class A common stock repurchased by the Company. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and will expire in one year.

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

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of June 30, 2015, we have in excess of $4.0 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Over the past 13 years, we have invested in excess of $5.7 billion to help over 300 companies grow across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year to date AUM growth as of June 30, 2015 was 9% and our compounded annual growth rate of AUM from December 31, 2010 through June 30, 2015 was 36%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.6 billion as of June 30, 2015.
•	Long-dated private funds and SMAs: MOF II, MOF III and SMAs, have a total AUM of $1.4 billion as of June 30, 2015.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 64% of our AUM as of June 30, 2015. We expect that AUM growth in MCC and SIC and the launch of new permanent capital vehicles will continue to increase the proportion of our AUM derived from permanent capital vehicles over time.

For the three and six months ended June 30, 2015, 90% and 92% of our standalone revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses and benefits paid and payable to our employees as well as the performance fee compensation that is directly related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, expense support agreement expenses related to SIC, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses and other general operating items.

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

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of June 30, 2015, approximately 64% of our AUM was in permanent capital vehicles, which have unlimited duration, attractive total returns and strong growth. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

In general, the full year of 2014 and the first six months of 2015 were characterized by economic recovery and increasing investor demand for yield products given historically low interest rates, which continued to drive corporate credit issuance to record levels in the United States. We have benefited from the demand for yield products and have grown our AUM over this period. Generally, private debt markets did not experience the same level of credit spread tightening seen in the broader markets, which has allowed us to continue to deliver strong total returns to investors and grow our AUM.

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

Consolidation and Deconsolidation of Medley Funds

We consolidate certain funds in our consolidated financial statements presented elsewhere in this Form 10-Q. These funds represented approximately 21% of our fee earning AUM as of June 30, 2015. For the three and six months ended June 30, 2015, management fees from these funds represented 17% and 16%, respectively, on a standalone basis. For the three and six months ended June 30, 2015, performance fees for these funds represented $(4.0) million and $1.1 million, respectively, of total standalone performance fees of $(2.4) million and $4.0 million, respectively.

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

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to our consolidated results or on our total controlling equity. The majority of the net economic ownership interests of our Consolidated Funds are reflected as non-controlling interests in Consolidated Funds on our condensed consolidated financial statements.

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

We may be liable to certain funds for previously realized performance fees if the fund's investment values decline, which vary from fund to fund, and in all cases each investment fund is considered separately in evaluating performance fees. If upon a liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees could be required to be returned. As of June 30, 2015 and December 31, 2014, we had not received any performance fee distributions, except for tax distributions related to our allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. If the funds were liquidated at their fair values at June 30, 2015 and December 31, 2014, there would have been no clawback obligation or liability. Additionally, if we assumed that all existing investments were valued at $0 at June 30, 2015, there would have been no clawback obligation or liability.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the three and six months ended June 30, 2015, the Company reversed $4.0 million of previously recognized performance fees on a standalone basis. For the three and six months ended June 30, 2015, there were no reversals of previously recognized performance fees on a consolidated basis. The Company did not reverse any previously recognized performance fees for the three and six months ended June 30, 2014. Cumulative performance fees recognized through June 30, 2015 were $24.3 million and $8.4 million on a standalone and consolidated basis, respectively.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments of Consolidated Funds. Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds reflects both unrealized gains and losses on investments from periodic changes in fair value of investments held by our Consolidated Funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments. The net change in unrealized appreciation (depreciation) on investments of Consolidated Funds is generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

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

Net Income Attributable to Non-Controlling Interests in Consolidated Subsidiaries. Net income (loss) attributable to non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in consolidated subsidiaries.

Net Income Attributable to Non-Controlling Interests in Medley LLC. Net income (loss) attributable to non-controlling interests in Medley LLC represents the ownership interests that non-managing members’ hold in Medley LLC.

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

Managing Business Performance

Standalone Financial Information

Under GAAP, we are required to consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See “Critical Accounting Policies — Principles of Consolidation” and Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q. In order to make operating decisions, assess performance and allocate resources, management uses information derived from our consolidated balance sheets and statements of operations that have been adjusted to eliminate the consolidating effects of the Consolidated Funds, on our consolidated balance sheets and statements of operations, which we refer to as “standalone financial information” or information presented on a “standalone basis”. Revenues from management fees, performance fees and investment income on a standalone basis are greater than those presented on a consolidated basis in accordance with GAAP because certain revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses on a standalone basis are lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the expenses of the Consolidated Funds.

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting standalone net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs to former employees and amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

 Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of 23,333,333 LLC Units for 23,333,333 shares of Class A common stock at the beginning of each period presented and, at the beginning of each period in 2014, the issuance of 6,000,000 shares of Class A common stock in connection with our IPO and the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

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

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total standalone revenue per share.

These standalone financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “Overview of Consolidated Results of Operations,” which are prepared in accordance with U.S. GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 15, “Segment Reporting,” of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except AUM, share and per share data)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$8,027	$10,181	$17,104	$15,969

Standalone Data:
Core Net Income (1)	10,409	11,302	22,176	17,145
Core EBITDA	13,858	12,380	29,320	19,178
Core Net Income Per Share	$0.22	$0.22	$0.47	$0.33
Core Net Income Margin	32.6%	26.5%	31.1%	23.7%
Pro-Forma Weighted Average Shares Outstanding	30,437,467	30,484,722	30,456,596	30,484,722

Other Data (at period end, in millions):
AUM	$4,017	$3,318	$4,017	$3,318
Fee Earning AUM	3,350	2,451	3,350	2,451

(1)	With respect to the three and six months ended June 30, 2014, Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from members’ capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ended June 30, 2015.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, March 31, 2015	$2,487	$1,437	$3,924	63%	37%
Commitments (1)	96	10	106
Capital reduction (2)	(2)	-	(2)
Distributions (3)	(42)	(12)	(54)
Change in fund value (4)	35	8	43
Ending balance, June 30, 2015	$2,574	$1,443	$4,017	64%	36%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $ 93.8 million, or 2%, to $4.0 billion as of June 30, 2015 compared to AUM as of March 31, 2015.

•	Our permanent capital vehicles increased AUM by $87.1 million, or 4%, primarily associated with new equity issuances at SIC during the period. Our long-dated private funds and SMAs increased AUM by $6.7 million, primarily associated with new capital commitments from MOF III.

The table below provides the year-to-date roll forward of AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	344	25	369
Capital reduction (2)	(10)	(17)	(27)
Distributions (3)	(72)	(19)	(91)
Change in fund value (4)	59	25	84
Ending balance, June 30, 2015	$2,574	$1,443	$4,017	64%	36%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM Roll Forward

AUM increased by $ 335.4 million, or 9%, to $4.0 billion as of June 30, 2015 compared to AUM as of December 31, 2014.

•	Our permanent capital vehicles increased AUM by $321.0 million, or 14%, primarily associated with new equity issuances and increased leverage capacity at SIC during the period. Our long-dated private funds and SMAs increased AUM by $14.3 million, or 1%, primarily associated with new capital commitments from MOF III, partly offset by the deconsolidation of MOF I.

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

Components of Fee Earning AUM

	As of	As of
	June 30,	December 31,
	2015	2014
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,241	$2,047
Fee earning AUM based on capital commitments	113	88
Fee earning AUM based on invested capital or NAV	996	923
Total fee earning AUM	$3,350	$3,058

As of June 30, 2015, fee earning AUM based on gross asset value increased by $192.8 million, or 9%, compared to December 31, 2014. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of June 30, 2015, fee earning AUM based on capital commitments increased by $25.0 million or 29%, compared to December 31, 2014. The increase in fee earning AUM based on capital commitments was due to the increase in AUM of MOF III that resulted from new capital commitments.

As of June 30, 2015, fee earning AUM based on invested capital or NAV increased by $73.0 million, or 8%, compared to December 31, 2014. The increase in fee earning AUM based on invested capital or NAV was due primarily to a net increase in invested capital in MOF II and SMAs, partly offset by the deconsolidation of MOF I.

The table below presents the roll forward of Fee Earning AUM for the three months ended June 30, 2015.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, March 31, 2015	$2,123	$1,042	$3,165	67%	33%
Commitments (1)	127	102	229
Capital reduction (2)	(2)	-	(2)
Distributions (3)	(42)	(27)	(69)
Change in fund value (4)	35	(8)	27
Ending balance, June 30, 2015	$2,241	$1,109	$3,350	67%	33%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $184.6 million, or 6%, to $3.4 billion as of June 30, 2015 compared to total fee earning AUM as of March 31, 2015 and was due primarily to new equity issuances by SIC and a net increase in invested capital in SMAs.

The table below presents the year-to-date roll forward of Fee Earning AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	217	188	405
Capital reduction (2)	(10)	(17)	(27)
Distributions (3)	(72)	(68)	(140)
Change in fund value (4)	59	(5)	54
Ending balance, June 30, 2015	$2,241	$1,109	$3,350	67%	33%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $ 290.8 million, or 10%, to $3.4 billion as of June 30, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to new equity issuances by SIC and a net increase in invested capital in SMAs.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 187 investments and have invested a total of $1.1 billion. As of June 30, 2015, the fee earning AUM was $971 million. The performance for SIC as of June 30, 2015 is summarized below:

Annualized Net Total Return(1):	8.2%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	86.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 143 investments and have invested a total of $1.7 billion. As of June 30, 2015, excluding Medley SBIC LP, the fee earning AUM was $1.1 billion. The performance for MCC as of June 30, 2015 is summarized below:

Annualized Net Total Return(2):	9.0%
Annualized Realized Losses on Invested Capital:	0.4%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 21 investments and have invested a total of $240 million. As of June 30, 2015, the fee earning AUM was $214 million. The performance for Medley SBIC fund as of June 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	16.1%
Net Internal Rate of Return(5):	14.5%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 61 investments and have invested a total of $860 million. As of June 30, 2015, the fee earning AUM was $581 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	14.6%
Net Internal Rate of Return(6):	8.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. As of June 30, 2015, the fee earning AUM was $113 million, the total number of investments made was 11 and total capital invested was $83 million. The performance for MOF III as of June 30, 2015 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 67 investments and have invested a total of $516 million. As of June 30, 2015, the fee earning AUM in our SMAs was $415 million. The performance for our SMAs as of June 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	13.3%
Net Internal Rate of Return(7):	10.1%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)	Annual Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2015. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of June 30, 2015, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 17.9%.

(6)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2015 and 2014.

The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, our Consolidated Funds are not the same entities in all periods shown due to changes in ownership percentages of certain funds. We consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our unaudited condensed consolidated results for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$20,216	$13,225	$36,410	$26,453
Performance fees	1,656	1,617	2,868	2,372
Other revenues and fees	1,981	2,383	3,605	4,396
Total revenues	23,853	17,225	42,883	33,221

Expenses
Compensation and benefits	6,397	5,574	13,618	9,333
Performance fee compensation	(1,030)	1,640	(918)	3,158
Consolidated Funds expenses	634	513	1,427	833
General, administrative and other expenses	4,623	5,134	9,130	9,363
Total expenses	10,624	12,861	23,257	22,687

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,109)	(731)	(4,194)	(1,364)
Other expenses, net	(69)	(387)	(452)	(1,318)
Interest and other income of Consolidated Funds	21,169	20,175	39,896	33,596
Interest expense of Consolidated Funds	(3,810)	(1,750)	(7,614)	(3,062)
Net realized gain (loss) on investments of Consolidated Funds	-	(69)	952	1,288
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(6,417)	642	(2,395)	(7,171)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	(82)	(873)	(498)	(1,197)
Total other income, net	8,903	17,228	26,138	21,215
Income before income taxes	22,132	21,592	45,764	31,749
Provision for income taxes	1,251	747	2,941	1,251
Net income	20,881	20,845	42,823	30,498
Net income attributable to non-controlling interests in Consolidated Funds	13,128	9,057	24,703	12,969
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(274)	1,607	1,016	1,560
Net income attributable to non-controlling interests in Medley LLC	6,988	$10,181	14,791	$15,969
Net income attributable to Medley Management Inc.	$1,039		$2,313

Other data (at period end, in millions):
AUM	$4,017	$3,318	$4,017	$3,318
Fee earning AUM	$3,350	$2,451	$3,350	$2,451

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Management Fees. Total management fees increased by $7.0 million, or 53%, to $20.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

•	Our permanent capital vehicles generated an additional $4.8 million in management fees for the three months ended June 30, 2015 compared to the same period in 2014. Management fees from MCC remained consistent due to a $0.9 million increase in base management fees, offset by a $0.9 million decrease in Part I incentive fees. The increase in base management fees was due to a 15% increase in fee earning AUM over that period. Management fees from SIC increased $4.8 million due to a 140% increase in fee earning AUM over that period and due to an increase in Part I incentive fees.

•	Our management fees from long-dated private funds and SMAs increased by $2.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to an increase in origination fees.

Performance Fees. Performance fees remained consistent at $1.7 million for the three months ended June 30, 2015 compared to the same period in 2014.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million, or 17%, to $2.0 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $1.3 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended June 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $0.8 million, or 15% to $6.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary, and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 29% increase in average headcount for the three months ended June 30, 2015 compared to the same period in 2014. The increase in compensation and benefits was partially offset by a decrease in discretionary bonuses.

Performance Fee Compensation. Performance fee compensation decreased by $2.7 million to $(1.0) million for the three months ended June 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was primarily due to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments.

Consolidated Funds Expenses. Consolidated Funds expenses increased by $0.1 million, to $0.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to the consolidation of MOF III LP.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.5 million, or 10%, to $4.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014 and a decrease in expense support agreement expenses related to SIC. The decrease was partially offset by an increase in professional fees for legal services and other corporate expenses.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.2 million remained consistent during the three months ended June 30, 2015 compared to the same period in 2014.

Interest expense increased by $1.4 million to $2.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended June 30, 2015 and 2014 was $106.1 million and $46.5 million, respectively.

Other expenses, net decreased by $0.3 million to $0.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $1.1 million, or 6%, to $17.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in interest and other income was due primarily to one-time fees related to loan prepayments which were received by MOF II LP during the three months ended June 30, 2014. The decrease was partially offset by an increase in the invested capital of MOF II LP and the addition of MOF III LP.

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, increased by $6.2 million to 6.5 million net loss for the three months ended June 30, 2015 compared to a $0.3 million net loss for the same period in 2014. The increase in net loss on investments was due to a $6.3 million increase in net unrealized depreciation, offset by a $0.1 million decrease in net realized gain.

Provision for Income Taxes

Our effective consolidated income tax rate was 5.7% and 3.5% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc. which was subject to federal, state and local corporate incomes taxes for the three months ended June 30, 2015. For the three months ended June 30, 2014, the Company was only subject to New York City’s unincorporated business tax.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated funds and subsidiaries increased by $2.2 million to $12.9 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to non-controlling interests in MOF III, as well as an increase in the allocation of income to the non-controlling interests in MOF II as a result of the reversal of performance fees during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Management Fees. Total management fees increased by $10.0 million, or 38%, to $36.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Our permanent capital vehicles generated an additional $9.3 million in management fees for the six months ended June 30, 2015 compared to the same period in 2014. Management fees from MCC increased $1.9 million due to a 15% increase in fee earning AUM over that period. Management fees from SIC increased $7.4 million due to a 140% increase in fee earning AUM over that period and due to an increase in Part I incentive fees.

•	Our management fees from long-dated private funds and SMAs increased by $0.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to an increase in management fees from SMAs due to a 138% increase in fee earning AUM over that period.

Performance Fees. Performance fees increased by $0.5 million or 21%, to $2.9 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to performance fees of SMAs for the six months ended June 30, 2015.

Other Revenues and Fees. Other revenues and fees decreased by $0.8 million, or 18%, to $3.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $2.2 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the six months ended June 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.3 million, or 46% to $13.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salary, stock compensation incurred with the grant of restricted stock units in connection with our IPO and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 34% increase in average headcount for the six months ended June 30, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $4.1 million to $(0.9) million for the six months ended June 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments that resulted from changes in certain projection assumptions. The variance was also due to a grant of fully vested profits interests in January 2014 versus a grant of profit interests in February 2015 which are subject to vesting.

Consolidated Funds Expenses. Consolidated Funds expenses increased by $0.6 million, to $1.4 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to the consolidation of MOF III LP and increased deal-related expenses.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.2 million, or 2%, to $9.1 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014. The decrease was partially offset by an increase in expense support agreement expenses related to SIC, an increase in professional fees for legal services and other corporate expenses.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.4 million remained consistent during the six months ended June 30, 2015 compared to the same period in 2014.

Interest expense increased by $2.8 million to $4.2 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the six months ended June 30, 2015 and 2014 was $106.3 million and $41.0 million, respectively.

Other expenses, net decreased by $0.9 million to $0.5 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, increased by $1.7 million, or 6%, to $32.3 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase in interest and other income was due primarily to the addition of MOF III LP and to an increase in the invested capital of MOF II LP. The increase was partially offset by one-time fees related to loan prepayments, which were received by MOF II LP during the six months ended June 30, 2014

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $5.1 million, or 73%, to 1.9 million net loss for the six months ended June 30, 2015 compared to a $7.1 million net loss for the same period in 2014. The increase in net loss on investments was due to a $5.5 million decrease in net unrealized depreciation, offset by a $0.3 million decrease in net realized gain.

Provision for Income Taxes

Our effective consolidated income tax rate was 6.4% and 3.9% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc., which was subject to federal, state and local corporate incomes taxes for the six months ended June 30, 2015. For the six months ended June 30, 2014, the Company was only subject to New York City’s unincorporated business tax.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated funds and subsidiaries increased by $11.2 million to $25.7 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to non-controlling interests in MOF III, as well as an increase in the allocation of income to the non-controlling interests in MOF II as a result of the reversal of performance fees during the three months ended June 30, 2015.

Standalone Results of Operations

The following table sets forth our standalone results of operations for the three and six months ended June 30, 2015 and 2014. Due to the GAAP requirement that certain funds be consolidated into Medley’s financial statements, we have presented certain standalone financial data below, which deconsolidates such funds in order to present operating results that we believe are most reflective of our performance.  In addition to analyzing the Company’s results of operations, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds, which are also reflected in the table below.

Discussed below are our results of operations on a standalone basis.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$20,923	$14,909	$38,443	$29,900
Performance fees	(2,368)	8,000	3,968	8,076
Other revenues and fees	1,981	2,383	3,605	4,396
Total revenues	20,536	25,292	46,016	42,372

Expenses
Compensation and benefits	6,397	5,574	13,618	9,333
Performance fee compensation	(1,030)	1,640	(918)	3,158
General, administrative and other expenses	4,623	5,134	9,130	9,363
Total expenses	9,990	12,348	21,830	21,854

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,109)	(731)	(4,194)	(1,364)
Other expenses, net	13	(428)	(249)	(1,620)
Total other expense, net	(1,875)	(938)	(4,000)	(2,541)
Income before income taxes	8,671	12,006	20,186	17,977
Provision for income taxes	918	218	2,066	448
Net income	7,753	11,788	18,120	17,529
Net income attributable to non-controlling interests in consolidated subsidiaries	(274)	1,607	1,016	1,560
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	8,027	10,181	17,104	15,969
Reimbursable fund startup expenses (1)	1,771	2,121	3,694	3,396
Severance expense (1)	-	(11)	121	(5)
IPO date award stock-based compensation (1)	611	-	1,257	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(989)	-	(2,215)
Core Net Income	$10,409	$11,302	$22,176	$17,145
Interest expense	2,109	731	4,194	1,364
Income taxes	1,219	253	2,718	483
Depreciation and amortization	121	94	232	186
Core EBITDA	$13,858	$12,380	$29,320	$19,178
Core Net Income Per Share	$0.22	$0.22	$0.47	$0.33
Pro-Forma Weighted Average Shares Outstanding	30,437,467	30,484,722	30,456,596	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.

The following table provides the details of management fees and performance fees for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Management Fees
Base Management fees
Permanent capital vehicles	$9,789	$6,362	$19,057	$11,583
Long-dated private funds and SMAs	4,680	3,486	8,218	9,005
Part I incentive fees on permanent capital vehicles	6,454	5,061	11,168	9,312
Total Management fees	20,923	14,909	38,443	29,900
Performance fees	(2,368)	8,000	3,968	8,076
Other revenues and fees	1,981	2,383	3,605	4,396
Total fee revenues	$20,536	$25,292	$46,016	$42,372

Total fee revenue as a percentage of average fee earning AUM for the period	2.5%	4.4%	2.9%	3.8%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Management Fees. Total management fees increased by $6.0 million, or 40%, to $20.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

•	Our permanent capital vehicles generated an additional $4.8 million in management fees for the three months ended June 30, 2015 compared to the same period in 2014. Management fees from MCC remained consistent due to a $0.9 million increase in base management fees, offset by a $0.9 million decrease in Part I incentive fees. The increase in base management fees was due to a 15% increase in fee earning AUM over that period. Management fees from SIC increased $4.6 million due to a 140% increase in fee earning AUM over that period and due to an increase in Part I incentive fees.

•	Our management fees from private funds and SMAs increased by $1.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to an increase in management fees of $1.5 million from MOF III and SMAs as a result of an increase in origination fees. The increase in management fees for the period was partially offset by a decrease in management fees of $0.4 million from MOF I.

Performance Fees. Performance fees decreased by $10.4 to a net reversal of performance fees of $2.4 million for the three months ended June 30, 2015 compared to $8.0 million for the same period in 2014. The decrease was due primarily to the reversal of performance fees of MOF II for the three months ended June 30, 2015 as a result of investment valuations.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million, or 17%, to $2.0 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $1.3 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended June 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $0.8 million, or 15%, to $6.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary, and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 29% increase in average headcount for the three months ended June 30, 2015 compared to the same period in 2014. The increase in compensation and benefits was partially offset by a decrease in discretionary bonuses.

Performance Fee Compensation. Performance fee compensation decreased by $2.7 million to $(1.0) million for the three months ended June 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was primarily due to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.5 million, or 10%, to $4.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014 and a decrease in expense support agreement expenses related to SIC. The decrease was partially offset by an increase in professional fees for legal services and other corporate expenses.

Other Income (Expense)

Dividend income of $0.2 million remained consistent during the three months ended June 30, 2015 compared to the same period in 2014.

Interest expense increased by $1.4 million to $2.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended June 30, 2015 and 2014 was $106.1 million and $46.5 million, respectively.

Other expenses, net decreased by $0.4 million from $0.4 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Provision for Income Taxes

Our effective income tax rate was 10.6% and 1.8% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc. which was subject to federal, state and local corporate incomes taxes for the three months ended June 30, 2015. For the three months ended June 30, 2014, the Company was only subject to New York City’s unincorporated business tax.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Management Fees. Total management fees increased by $8.5 million, or 29%, to $38.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Our permanent capital vehicles generated an additional $9.3 million in management fees for the six months ended June 30, 2015 compared to the same period in 2014. Management fees from MCC increased $1.9 million due to a 15% increase in fee earning AUM over that period. Management fees from SIC increased $7.4 million due to a 140% increase in fee earning AUM over that period and due to an increase in Part I incentive fees.

•	Our management fees from long-dated private funds and SMAs decreased by $0.8 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to the transition of MOF I to another asset manager.

Performance Fees. Performance fees decreased by $4.1 to $4.0 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of performance fees of MOF II as a result of investment valuations.

Other Revenues and Fees. Other revenues and fees decreased by $0.8 million, or 18%, to $3.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $2.2 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the six months ended June 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.3 million, or 46%, to $13.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salary, stock compensation incurred with the grant of restricted stock units in connection with our IPO and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 34% increase in average headcount for the six months ended June 30, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $4.1 million to $(0.9) million for the six months ended June 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments that resulted from changes in certain projection assumptions. The variance was also due to a grant of fully vested profits interests in January 2014 versus a grant of profit interests in February 2015 which are subject to vesting.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.2 million, or 2%, to $9.1 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014. The decrease was partially offset by an increase in expense support agreement expenses related to SIC, an increase in professional fees for legal services and other corporate expenses.

Other Income (Expense)

Dividend income of $0.4 million remained consistent during the six months ended June 30, 2015 compared to the same period in 2014.

Interest expense increased by $2.8 million to $4.2 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the six months ended June 30, 2015 and 2014 was $106.3 million and $41.0 million, respectively.

Other expenses, net decreased by $1.4 million to $0.2 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Provision for Income Taxes

Our effective income tax rate was 10.2% and 2.5% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc., which was subject to federal, state and local corporate incomes taxes for the six months ended June 30, 2015. For the six months ended June 30, 2014, the Company was only subject to New York City’s unincorporated business tax.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$8,027	$10,181	$17,104	$15,969
Reimbursable fund startup expenses (1)	1,771	2,121	3,694	3,396
Severance expense (1)	-	(11)	121	(5)
IPO date award stock-based compensation (1)	611	-	1,257	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(989)	-	(2,215)
Core Net Income	$10,409	$11,302	$22,176	$17,145
Interest expense	2,109	731	4,194	1,364
Income taxes	1,219	253	2,718	483
Depreciation and amortization	121	94	232	186
Core EBITDA	$13,858	$12,380	$29,320	$19,178

Core Net Income Per Share:	$0.22	$0.22	$0.47	$0.33

Pro-Forma Weighted Average Shares Outstanding(3)	30,437,467	30,484,722	30,456,596	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.
(3)	Assumes the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented and, at the beginning of each period in 2014, the issuance of 6,000,000 shares of Class A common stock in connection with our IPO and the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$10,409	$11,302	$22,176	$17,145
Add: Income taxes	1,219	253	2,718	483
Pre-Tax Core Net Income	11,628	11,555	24,894	17,628

Denominator
Class A shares issued in IPO	6,000,000	6,000,000	6,000,000	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333	23,333,333	23,333,333
Restricted stock units	1,104,134	1,151,389	1,123,263	1,151,389
Pro-Forma Weighted Average Shares Outstanding	30,437,467	30,484,722	30,456,596	30,484,722
Pre-Tax Core Net Income Per Share	$0.38	$0.38	$0.82	$0.58
Less: corporate income taxes per share (1)	(0.16)	(0.16)	(0.35)	(0.25)
Core Net Income Per Share	$0.22	$0.22	$0.47	$0.33

(1)	Assumes that all of our standalone pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0%.

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities on a standalone basis involve: (i) generating cash flow from operations, which largely includes management fees; (ii) realizations generated from our investment activities; (iii) funding capital commitments that we have made to our funds; (iv) making distributions to our owners; and (v) borrowings, interest payments and repayments under our debt facilities. As of June 30, 2015, our cash and cash equivalents were $66.4 million.

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

We have the ability to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans and a make-whole premium on voluntary prepayments of term loans on or prior to August 14, 2016 to the extent such prepayments exceed $33.0 million in the aggregate, which make-whole premium will be in an amount equal to the then present value of the required interest payments not yet made (assuming an interest rate equal to the adjusted LIBOR rate with a one month interest period made on the date of such prepayment or assignment plus the applicable Eurodollar margin with respect thereto) on the principal amount of the term loan so prepaid that but for such prepayment would have been payable through June 15, 2019 using a discount rate equal to the treasury rate as of the date of such prepayment or assignment plus 50 basis points.

In October 2014, we voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from our initial public offering. The $15.0 million prepayment is being applied against the first quarterly installments which was due commencing on March 31, 2015 and the remaining balance will be applied against the upcoming quarterly installments through June 30, 2017.

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

Notes Payable

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matures in March 2016. As of June 30, 2015, $0.9 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Six Months Ended
	June 30,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Statements of cash flows data
Net cash used in operating activities	$(80,508)	$(112,590)
Net cash used in investing activities	(107)	(207)
Net cash provided by financing activities	59,785	110,680
Net increase (decrease) in cash and cash equivalents	$(20,830)	$(2,117)

Operating Activities

Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash items, such as net change in unrealized depreciation (appreciation) on investments, net realized (gain) loss on investments, interest income paid-in-kind and accretion of original issue discount that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities as investing activities of our Consolidated Funds. Prior to our Reorganization and IPO, all guaranteed payments to the senior Medley LLC professionals were reflected as distributions from members' capital rather than as compensation expense. Cash distributions made to these senior professionals are not presented in cash flows from operations, rather these payments are presented in financing activities. Subsequent to the Reorganization and IPO, all guaranteed payments made to these senior professionals are recognized as compensation expense and are presented in cash flows from operations.

  Our net cash flow used in operating activities was $80.5 million and $112.6 million for the six months ended June 30, 2015 and 2014, respectively. These amounts primarily include net purchases of investments by our Consolidated Funds, of $70.0 million and $100.3 million, respectively, and decreases in cash and cash equivalents of the Consolidated Funds of $39.6 million and $34.7 million, respectively. These amounts also represent the variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions of property and equipment. Purchases of property and equipment were $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Contributions from non-controlling interests in our Consolidated Funds were $87.6 million and $88.6 million for the six months ended June 30, 2015 and 2014, respectively. Distributions to members are presented as a use of cash from financing activities and were $21.6 million and $27.4 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we had a net repayment of debt obligations which provided a net outflow of cash to us of $0.6 and a net issuance of debt obligations which provided a net inflow of cash to us of $13.7 million, respectively. During the six months ended June 30, 2015 and 2014, we had net repayments from secured borrowings of $4.3 million and net proceeds from secured borrowings of $35.8 million, respectively.

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

We intend to use a portion of our available liquidity to fund cash dividends to our common shareholders on a quarterly basis. Our ability to fund cash dividends to our common shareholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us; and other relevant factors.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a summary of our significant accounting policies.

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

For those entities that qualify as a VIE, we perform an analysis to determine if we are the primary beneficiary. With respect to certain VIEs that qualify for accounting treatment under ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, we determine that we are the primary beneficiary only if our involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In order to qualify for this accounting treatment, certain conditions have to be met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities. For all other entities, we determine that we are the primary beneficiary if we hold a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE at the time we become initially involved with the VIE and reconsider that conclusion continuously. In making our assessment we take into consideration all fee and substantive arrangements, terms and transactions that may exist. The assessment of whether an entity is a VIE and the determination of whether we consolidate such VIE requires judgments and is dependent on the particular facts and circumstances. Each entity is assessed for consolidation on a case by case basis.

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

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of June 30, 2015 and December 31, 2014, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, “Fair Value Measurements,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

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

Stock-based compensation expense recognized during the three and six months ended June 30, 2015 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

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

Contractual Obligations, Commitments and Contingencies

As of June 30, 2015, there were no material changes to our contractual obligations, commitments and contingencies since December 31, 2014. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our condensed consolidated financial statements. As of June 30, 2015 and December 31, 2014, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of June 30, 2015 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2015, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to reversal would have been approximately $24.3 million.

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

Additionally, at the end of the life of the funds, there could be a payment due to a fund by us if we have recognized more performance fees than were ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of June 30, 2015, we calculated a $0.9 million and $1.8 million increase in the management fees for the three and six months ended June 30, 2015, respectively, on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMA’s as of June 30, 2015, we calculated a $1.0 million and $1.1 million decrease in the management fees for the three months ended June 30, 2015, on a consolidated and standalone basis, respectively, and a $2.2 million and $1.9 million decrease in the management fees for the six months ended June 30, 2015, on a consolidated and standalone basis, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMA's as of June 30, 2015, we calculated a $10.5 million and $33.5 million increase in the performance fees for both the three and six months ended June 30, 2015 on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of June 30, 2015, we calculated a $6.6 million and $22.4 million decrease in the performance fees for both the three and six months ended June 30, 2015. on a consolidated and standalone basis, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of June 30, 2015, we calculated a $15.0 million increase in the Part I and II incentive fees for the three and six months ended June 30, 2105, on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of June 30, 2015, we calculated a $1.0 million increase in the Part I incentive fees for the three and six months ended June 30, 2105, on both a consolidated and standalone basis.

Interest Rate Risk

As of June 30, 2015, we had $102.8 million of debt outstanding, presented as loans payable on our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on the loans was 6.50% as of June 30, 2015.

Based on the floating rate component of our debt obligations payable as of June 30, 2015, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of June 30, 2015, interest expense related to variable rates would increase or decrease by 15% or $0.4 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding against Security National Guaranty, Inc. (the “SNG” or the “borrower”), Tanam Corp. and Abbat Corp., following the borrower’s failure to repay a loan made in 2008.  MOF I held the beneficial interest in the Fourth Third LLC loan.  SNG filed a counterclaim against Fourth Third LLC on September 2, 2014, naming MCC as a defendant and alleging that MCC acted as Fourth Third LLC’s agent.  The counterclaim alleged $300 million in damages arising from Fourth Third LLC’s alleged breach of an oral agreement to accept a discounted payoff.  MCC did not act as agent or have any interest in the subject loan or relationship with SNG.  On February 19, 2015, Fourth Third has transferred its interest in the loan to CK Holdings LLC and CK Holdings entered into an agreement with the borrower pursuant to which it has agreed to accept a discounted payoff and the borrower released its claims against Fourth Third. On June 4, 2015, SNG voluntarily dismissed its complaint against MCC, without payment or consideration from MCC, the Company or any of their respective subsidiaries.

MCC Advisors LLC was named as a defendant in a lawsuit filed on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MFV”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437.  The lawsuit was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a $70 million secured loan.  The lawsuit seeks damages in excess of $100 million.  The defendants dispute the allegations and intend to vigorously defend the lawsuit and pursue affirmative counterclaims against Mr. Barkat and MVF Holdings.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 12, 2015	By:	/s/ Richard T. Allorto, Jr.
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

