Form 10-Q
period 2015-09-30
MEDLEY MANAGEMENT INC.
filed 2015-11-16
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 16, 2015 was 6,009,720. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 16, 2015 was 100.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report on Form 10-K”) available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

•	difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition;

•	we derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner;

•	we may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations;

•	a change of control of us could result in termination of our investment advisory agreements;

•	the historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A common stock;

•	if we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully;

•	we depend on third-party distribution sources to market our investment strategies;

•	an investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies could adversely impact our results of operations;

•	our funds’ investee companies may incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

•	subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens and, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds;

•	there may be circumstances where our funds’ debt investments could be subordinated to claims of other creditors or our funds could be subject to lender liability claims;

•	our funds may not have the resources or ability to make additional investments in our investee companies;

•	economic recessions or downturns could impair our investee companies and harm our operating results;

•	a covenant breach by our investee companies may harm our operating results;

•	the investment management business is competitive;

•	our funds operate in a competitive market for lending that has recently intensified, and competition may limit our funds’ ability to originate or acquire desirable loans and investments and could also affect the yields of these assets and have a material adverse effect on our business, results of operations and financial condition;

•	dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments;

•	some of our funds may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments;

•	we generally do not control the business operations of our investee companies and, due to the illiquid nature of our investments, may not be able to dispose of such investments;

•	a substantial portion of our investments may be recorded at fair value as determined in good faith by or under the direction of our respective funds’ boards of directors or similar bodies and, as a result, there may be uncertainty regarding the value of our funds’ investments;

•	we may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and separately managed accounts;

•	our funds may face risks relating to undiversified investments;

•	third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance;

•	our funds may be forced to dispose of investments at a disadvantageous time;

•	hedging strategies may adversely affect the returns on our funds’ investments;

•	our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect our business, results of operations and financial condition;

•	we depend on our senior management team, senior investment professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects;

•	our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses;

•	potential conflicts of interest may arise between our Class A common stockholders and our fund investors;

•	investors in our funds may be unwilling to commit new capital to our funds as a result of our decision to become a public company, which could have a material adverse effect on our business and financial condition;

•	rapid growth of our businesses may be difficult to sustain and may place significant demands on our administrative, operational and financial resources;

•	we may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses;

•	we may enter into new lines of business and expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses;

•	extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations;

•	failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses;

•	new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business;

•	present and future business development companies for which we serve as investment adviser are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny;

•	we are subject to risks in using custodians, counterparties, administrators and other agents;

•	a portion of our revenue and cash flow is variable, which may impact our ability to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline;

•	we may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result;

•	employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm, and fraud and other deceptive practices or other misconduct at our investee companies could similarly subject us to liability and reputational damage and also harm our businesses;

•	our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments;

•	our Senior Secured Credit Facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition;

•	operational risks may disrupt our businesses, result in losses or limit our growth;

•	Medley Management Inc.’s only material asset is its interest in Medley LLC, and it is accordingly dependent upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends;

•	Medley Management Inc. is controlled by our pre-IPO owners, whose interests may differ from those of our public stockholders;

•	Medley Management Inc. will be required to pay exchanging holders of LLC Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LLC Units and related transactions;

•	in certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement; and

•	anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

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

 v

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

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to the three and nine months periods ended September 30, 2015, MOF II and MOF III and with respect to prior periods MOF I LP, MOF II and MOF III, subsequent to its formation;

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“long-dated private funds” refers to MOF II, MOF III and any other private funds we may manage in the future, provided that, with respect to periods prior to December 31, 2014, “long-dated private funds” refers to MOF I, MOF II and MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our IPO and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	“MOF I LP” refers to Medley Opportunity Fund LP;

•	“MOF I Ltd.” refers to Medley Opportunity Fund Ltd;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Medley Management Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	September 30,	As of
	2015	December 31,
	(unaudited)	2014
Assets
Cash and cash equivalents	$63,754	$87,206
Investments, at fair value	10,884	9,901
Management fees receivable	14,800	15,173
Performance fees receivable	6,493	5,573
Other assets	13,966	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	105,122	38,111
Investments, at fair value	778,971	734,870
Interest and dividends receivable	6,124	6,654
Other assets	3,803	3,681
Total assets	$1,003,917	$910,399

Liabilities and Equity
Loans payable	$102,697	$103,057
Accounts payable, accrued expenses and other liabilities	20,739	27,583
Performance fee compensation payable	5,759	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	2,199	5,767
Secured borrowings	134,047	141,135
Total liabilities	265,441	289,349

Commitments and contingencies (Note 9)

Equity
Class A Common Stock, $0.01 par value, 3,000,000,000 shares authorized; 6,009,720 and 6,000,000 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	60	60
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Capital deficit	(8)	(2,384)
Retained earnings	108	272
Total stockholders' equity (deficit), Medley Management Inc.	160	(2,052)
Non-controlling interests in Consolidated Funds	755,827	625,548
Non-controlling interests in consolidated subsidiaries	(708)	1,526
Non-controlling interests in Medley LLC	(16,803)	(3,972)
Total equity	738,476	621,050
Total liabilities and equity	$1,003,917	$910,399

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Management fees	$15,870	$17,013	$52,280	$43,466
Performance fees	(1,948)	965	920	3,337
Other revenues and fees	1,891	2,787	5,496	7,183
Total revenues	15,813	20,765	58,696	53,986

Expenses
Compensation and benefits	5,914	5,677	19,532	15,010
Performance fee compensation	(3,660)	(921)	(4,578)	2,237
Consolidated Funds expenses	542	296	1,969	1,129
General, administrative and other expenses	1,626	3,458	10,756	12,821
Total expenses	4,422	8,510	27,679	31,197

Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,141)	(2,016)	(6,335)	(3,380)
Other expenses, net	(865)	(268)	(1,317)	(1,586)
Interest and other income of Consolidated Funds	21,843	17,880	61,739	51,476
Interest expense of Consolidated Funds	(3,804)	(2,524)	(11,418)	(5,586)
Net realized gain (loss) on investments of Consolidated Funds	(31,965)	(499)	(31,013)	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	16,011	(2,369)	13,616	(9,540)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,610	1,300	1,112	103
Total other income, net	911	11,726	27,049	32,941
Income before income taxes	12,302	23,981	58,066	55,730
Provision for (benefit from) income taxes	(77)	923	2,864	2,174
Net income	12,379	23,058	55,202	53,556
Net income attributable to non-controlling interests in Consolidated Funds	13,472	9,933	38,175	22,902
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	612	(1,134)	2,172
Net income attributable to non-controlling interests in Medley LLC	785	12,135	15,576	28,104
Net income attributable to Medley Management Inc.	$272	$378	$2,585	$378
Dividends declared per Class A common stock	$0.20	$-	$0.40	$-

Net income per Class A common stock:
Basic (Note 11)	$0.04	$0.05 (1)	$0.38	$0.05 (1)
Diluted (Note 11)	$0.04	$0.05 (1)	$0.38	$0.05 (1)
Weighted average shares - Basic and Diluted	6,000,211	6,000,000	6,000,071	6,000,000

(1)	Based on net income attributable to Medley Management Inc. from September 29, 2014 through September 30, 2014.

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Amounts in thousands, except share and per share amounts)

							Non-	Non-	Non-
							controlling	controlling	controlling
	Class A		Class B				Interests in	Interests in	Interests in
	Common Stock		Common Stock		Capital	Retained	Consolidated	Consolidated	Medley	Total
	Shares	Dollars	Shares	Dollars	Deficit	Earnings	Funds	Subsidiaries	LLC	Equity
Balance at December 31, 2014	6,000,000	$60	100	$-	$(2,384)	$272	$625,548	$1,526	$(3,972)	$621,050
Deconsolidation of MOF I LP	-	-	-	-	-	-	(15,321)	-	-	(15,321)
Net income	-	-	-	-	-	2,585	38,175	(1,134)	15,576	55,202
Stock-based compensation	-	-	-	-	2,376	-	-	-	-	2,376
Dividends on Class A common stock ($0.40 per share)	-	-	-	-	-	(2,749)	-	-	-	(2,749)
Issuance of Class A common stock related to vesting of restricted stock units	9,720	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	107,425	-	-	107,425
Distributions	-	-	-	-	-	-	-	(1,100)	(28,407)	(29,507)
Balance at September 30, 2015	6,009,720	$60	100	$-	$(8)	$108	$755,827	$(708)	$(16,803)	$738,476

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$55,202	$53,556
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	602	(53)
Non-cash stock-based compensation	2,376	76
Depreciation and amortization	341	289
Provision for (benefit from) deferred taxes	69	318
Amortization of deferred financing costs	409	609
Accretion of debt discount	577	412
Operating adjustments related to Consolidated Funds:
Provision for (benefit from) deferred taxes	235	(19)
Interest income paid-in-kind	(3,405)	(4,397)
Accretion of original issue discount	1,383	(1,209)
Net realized (gain) loss on investments	31,013	(789)
Net change in unrealized depreciation (appreciation) on investments	(13,616)	9,540
Net change in unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds	(1,112)	(103)
Changes in operating assets and liabilities:
Management fees receivable	373	(4,678)
Performance fees receivable	(920)	(3,521)
Other assets	(5,181)	(546)
Accounts payable, accrued expenses and other liabilities	(7,089)	9,785
Performance fee compensation payable	(6,048)	797
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(70,346)	18,749
Cost of investments purchased	(179,627)	(391,163)
Proceeds from sales and repayments of investments	107,383	152,642
Other assets	(3,439)	(4,266)
Change in accounts payable, accrued expenses and other liabilities	(579)	3,247
Net cash provided by (used in) operating activities	(91,399)	(160,724)

Cash flows from investing activities
Purchases of property and equipment	(129)	(400)
Distributions from equity method investments	184	-
Net cash provided by (used in) investing activities	55	(400)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Condensed Consolidated Statements of Cash Flows (unaudited) - (continued)

(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of debt obligations	$-	$123,900
Repayment of loans payable	(937)	(35,625)
Proceeds from Initial Public Offering	-	100,440
Initial Public Offering costs	-	(3,204)
Distributions to members	(29,507)	(117,193)
Debt issuance costs	-	(2,586)
Dividends paid	(2,749)	-
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	107,426	120,318
Distributions to non-controlling interest holders	-	(22,688)
Proceeds from secured borrowings	27,239	108,467
Repayments on secured borrowings	(33,580)	(14,606)
Net cash provided by financing activities	67,892	257,223
Net increase (decrease) in cash and cash equivalents	(23,452)	96,099
Cash and cash equivalents, beginning of period	87,206	5,395
Cash and cash equivalents, end of period	$63,754	$101,494

Supplemental disclosure of non-cash financing activities
Non-cash debt	$-	$2,500
Transfer of membership interests to non-controlling interests in consolidated subsidiaries	-	928

Supplemental disclosure of non-cash investing activities
Investment in MOF I attributed to deconsolidation	$1,768	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively, “Medley”) together with certain funds (individually “Consolidated Funds”, collectively, the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report on Form 10-K”). The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending December 31, 2015.

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

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC is 20.5% and 79.5%, respectively, as of September 30, 2015 and December 31, 2014. Net income attributable to the non-controlling interest in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, that is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of September 30, 2015 and December 31, 2014, total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $25.3 million and $18.0 million, respectively. Total liabilities, after eliminating entries, of this VIE were $17.9 million and $19.6 million as of September 30, 2015 and December 31, 2014, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

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

Investments

Investments include equity method investments that are not consolidated but in which the Company exerts significant influence, and investments held by the Consolidated Funds. The Company measures the fair value of the equity method investments that do not have a readily determinable fair value at net asset value or market value. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investees is reflected as a component of other income (expense) in the condensed consolidated statements of operations.

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

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds, including separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three and nine months ended September 30, 2015, the Company reversed $14.7 million and $18.7 million, respectively, of previously recognized performance fees on a standalone basis. For each of the three and nine months ended September 30, 2015, the Company reversed $2.0 million of previously recognized performance fees on a consolidated basis. For each of the three and nine months ended September 30, 2014, the Company reversed $0.3 million of previously recognized performance fees on both a standalone and consolidated basis. Cumulative performance fees recognized through September 30, 2015 were $9.7 million and $6.5 million on a standalone and consolidated basis, respectively.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2015, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. As such, no amounts have been accrued for clawback obligations in the accompanying condensed consolidated financial statements.

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

Performance Fee Compensation

Medley has issued profit interests in certain subsidiaries to select employees. These profit-sharing arrangements are accounted for under ASC 710, Compensation — General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which the service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the condensed consolidated statements of operations as an increase or decrease to performance fee compensation.

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

Revisions to Previously Issued Financial Statements

The Company accounts for certain loan participations as secured borrowings that in previously issued financial statements had been accounted for as true sales, as defined in ASC 860.  These loan participation agreements did not contain any prohibited constraints on exchange or transfer and the assets were legally isolated from the transferor. Upon further analysis, the Company determined that a provision in the asset management agreement between the transferee and a consolidated affiliate of the transferor had a standard provision that restricted transfer of the assets for a period of time. As a result of this constraint, the Company determined that, in accordance with ASC 860-10-40-5, the transactions should be reported as secured borrowings. The Company has determined that the impact on its previously issued financial statements was not material.  As a result, prior periods were revised as follows: (i) interest and other income of Consolidated Funds increased by $2.5 million and $5.6 million for the three and nine months ended September 30, 2014, respectively, with direct offsetting amounts to interest expense of Consolidated Funds, (ii) the recording of unrealized appreciation (depreciation) on investments of Consolidated Funds of $1.3 million and $0.1 million for the three and nine months ended September 30, 2014, respectively, with direct offsetting amounts to unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds, and (iii) a change in net cash used in operating activities of $93.9 million for the nine months ended September 30, 2014, with offsetting changes in cash provided by financing activities. These changes had no impact on consolidated and standalone equity or net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard will become effective for the Company on January 1, 2018. Early application is permitted to the effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Under current accounting standards, such costs are reflected as an asset on the Company's condensed consolidated balance sheets. Amortization of the costs will continue to be reported as interest expense. While the new guidance is effective for the Company beginning January 1, 2016, early application is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016.

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

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its condensed consolidated balance sheets, results of operations or cash flows.

3.	INVESTMENTS

The composition of investments is as follows:

	As of
	September 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Equity method investments, at fair value	$10,884	$9,901
Investments of Consolidated Funds, at fair value	778,971	734,870
Total Investments	$789,855	$744,771

Equity Method Investments, at Fair Value

Medley measures its equity method investments at net asset value or at market value. Total unrealized appreciation (depreciation) recorded for the Company’s equity method investments is included in other income (expense). Equity method investments, at fair value includes Medley’s investment in Sierra Income Corporation (“SIC”) which amounted to $9.5 million and $9.9 million as of September 30, 2015 and December 31, 2014, respectively. The remaining balance as of September 30, 2015 relates to the Company’s investment in MOF I LP.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Investments of Consolidated Funds

The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds.

	Investments of Consolidated Funds
	Fair Value		Percentage
	September 30,		September 30,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automotive	$30,595	$21,937	3.9%	3.0%
Banking, Finance, Insurance and Real Estate	192,646	206,424	24.7%	28.1%
Beverage and Food	21,204	14,934	2.7%	2.0%
Capital Equipment	7,795	-	1.0%	0.0%
Chemicals, Plastics and Rubber	21,083	21,196	2.7%	2.9%
Construction and Building	57,829	53,547	7.4%	7.3%
Consumer Goods: Non-durable	24,052	34,687	3.1%	4.7%
Containers, Packaging and Glass	26,880	26,823	3.5%	3.7%
Energy: Oil and Gas	22,815	32,736	2.9%	4.6%
Healthcare and Pharmaceuticals	96,251	81,921	12.4%	11.1%
High Tech Industries	34,602	25,329	4.5%	3.4%
Hotel, Gaming and Leisure	10,164	11,494	1.4%	1.6%
Media: Advertising, Printing and Publishing	-	346	0.0%	0.0%
Metals and Mining	24,032	26,042	3.1%	3.5%
Retail	37,539	24,886	4.8%	3.4%
Services: Business	47,861	34,808	6.1%	4.7%
Services: Consumer	38,391	45,545	4.9%	6.2%
Total Senior Secured Loans and Notes, North America (cost of $729,558 and $711,398, respectively)	$693,739	$662,655	89.1%	90.2%
South America:
Senior secured loans and notes:
Banking, Finance, Insurance and Real Estate	$-	$1,029	0.0%	0.1%
Energy: Oil and Gas	-	424	0.0%	0.1%
Total Senior Secured Loans and Notes, South America (cost of $0 and $13,049, respectively)	$-	$1,453	0.0%	0.2%
Asia:
Banking, Finance, Insurance and Real Estate (cost of $0 and $1,373, respectively)	$-	$1,377	0.0%	0.2%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Investments of Consolidated Funds
	Fair Value		Percentage
	September 30,		September 30,
	2015	December 31,	2015	December 31,
	(unaudited)	2014	(unaudited)	2014
	(Amounts in thousands)
Geographic Region/Investment Type/Industry Description:
North America:
Equity interests in limited liability companies:
Banking, Finance, Insurance and Real Estate	$54,108	$42,338	7.0%	5.8%
Construction and Building	2,539	3,297	0.3%	0.4%
Containers, Packaging and Glass	323	320	0.0%	0.0%
Energy: Oil and Gas	-	2,596	0.0%	0.4%
Healthcare and Pharmaceuticals	548	63	0.1%	0.0%
Telecommunications	-	170	0.0%	0.0%
Total Equity Interest in Limited Liability Companies (cost of $45,032 and $40,944, respectively)	$57,518	$48,784	7.4%	6.6%
Equity securities:
Common Stock (cost of $1,131 and $8,913, respectively)	$1,071	$964	0.1%	0.1%
Partnership Interest (cost of $190 and $0, respectively)	$190	$-	0.0%	0.0%
Preferred Stock (cost of $0 and $10,187, respectively)	$-	$545	0.0%	0.1%
Warrants:
Banking, Finance, Insurance and Real Estate	$11,092	$10,363	1.4%	1.4%
Construction and Building	101	113	0.0%	0.0%
Containers, Packaging and Glass	355	105	0.0%	0.0%
Energy: Oil and Gas	4,354	1,793	0.6%	0.3%
Healthcare and Pharmaceuticals	9,358	5,137	1.2%	0.7%
Retail	614	893	0.1%	0.1%
Services: Business	579	-	0.1%	0.0%
Total Warrants (cost of $2,120 and $3,428, respectively)	26,453	18,404	3.4%	2.5%
Total Equity Securities (cost of $3,888 and $22,528, respectively)	$27,714	$19,913	3.5%	2.7%
Collectibles (cost of $0 and $1,385, respectively)	$-	$688	0.0%	0.1%
Total Investments of Consolidated Funds (cost of $778,031 and $790,677, respectively)	$778,971	$734,870	100.0%	100.0%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	FAIR VALUE MEASUREMENTS

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the fair value measurements of investments and secured borrowings, by major class according to the fair value hierarchy:

	As of September 30, 2015
	(unaudited)
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$693,739	$693,739
Equity interests in LLCs	-	-	57,518	57,518
Equity securities	-	2,006	25,708	27,714
Equity method investments	-	-	10,884	10,884
Total assets	$-	$2,006	$787,849	$789,855

Secured borrowings of Consolidated Funds	$-	$13	$134,034	$134,047

	As of December 31, 2014
	Level I	Level II	Level III	Total
	(Amounts in thousands)
Assets
Senior secured loans and notes	$-	$-	$664,108	$664,108
Equity interests in LLCs	-	-	48,784	48,784
Equity securities	62	29	19,822	19,913
Investments in tangible assets	-	-	2,065	2,065
Equity method investment	-	-	9,901	9,901
Total assets	$62	$29	$744,680	$744,771

Secured borrowings of Consolidated Funds	$16	$-	$141,119	$141,135

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2015, one of the Company’s warrants with a fair value of $0.1 million transferred from Level III to Level II because of the increase in availability of the transaction data or the inputs to the valuation became observable. During the nine months ended September 30, 2015, one of the Company’s warrants with a fair value of $0.1 million transferred from Level I to Level II based on changes in valuation methodology.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments, secured borrowings and the Company’s investments in its equity method investees:

	For the nine months ended September 30, 2015
	(unaudited)
	Financial Assets						Liabilities
	Investments of Consolidated Funds						Secured
	Senior			Investment			borrowings
	Secured	Equity		in	Equity		of
	Loans and	Interests in	Equity	Tangible	Method		Consolidated
	Notes	LLCs	Securities	Assets	Investments	Total	Funds
	(Amounts in thousands)
Balance, beginning of period	$664,108	$48,784	$19,822	$2,065	$9,901	$744,680	$141,119
Deconsolidation of MOF I	(8,252)	(1,370)	(1,417)	(2,065)	1,768	(11,336)	-
Transfer out of level III			(105)	-	-	(105)	-
Amortization	(1,600)			-	-	(1,600)	-
Paid in-kind interest income	3,931	57		-	-	3,988	-
Purchases	166,319	12,468	452	-	-	179,239	-
Sales and settlements	(106,686)		(699)	-	-	(107,385)	-
Distributions received from equity method investments	-	-	-	-	(183)	(183)	-
Realized and unrealized appreciation (depreciation), net	(24,081)	(2,421)	7,655	-	(602)	(19,449)	-
Unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds, net	-	-	-	-	-	-	(1,109)
Proceeds (repayments) from secured borrowings, net	-	-	-	-	-	-	(5,976)
Balance, end of period	$693,739	$57,518	$25,708	$-	$10,884	$787,849	$134,034

Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(15,505)	$(2,421)	$7,392	$-	$(602)	$(11,136)	$2,661

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs and the Company’s investments in its equity method investees as of September 30, 2015 and December 31, 2014:

Fair Value as of
	September 30, 2015			Range		Weighted
Assets	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
(Amounts in thousands)
Senior Secured Loans and Notes	$584,484	Income Approach (DCF)	Market Yield	9.17%	18.38%	12.18%
	59,423	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	13,799	Income Approach (DCF)	Discount Rate	20.00%	22.00%	18.00%
	4,682	Market Approach (Guideline Comparable)/Income Approach (DCF)	2015 EBITDA Multiple, Discount Rate	6.00x / 20.00%	8.00x / 25.00%	7.50x / 22.5%
	19,893	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.25x	6.75x	6.50x
	1,750	Enterprise Valuation Analysis	Expected Sales Proceeds	$1.75M	$1.75M	$1.75M
	8,797	Market Approach (Guideline Comparable)/Option Model	NTM Revenue Multiple, NTM EBITDA Multiple, Volatility	0.90x / 3.00x / 39.40%	0.90x / 4.00x / 84.20%	1.00x / 4.00x / 70.00%
	911	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x / $44.9M	0.00x / $73.2M	0.00x / $59.7M
Equity Interests in LLCs	6,162	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.10x	1.20x	1.20x
	27,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A	N/A	N/A
	2,478	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.25x / 6.00x	7.00x / 6.25x	6.83x / 6.06x
	323	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.50x	7.50x	7.50x
	-	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple, Volatility	0.90x / 3.00x / 39.40%	1.00x / 4.00x / 84.20%	1.00x / 4.00x / 70.00%
	609	Income Approach (DCF)	Market Yield	14.63%	14.63%	14.63%
	18,104	Income Approach (DCF)	Discount Rate	12.00%	18.00%	17.01%
	2,842	Market Approach (Guideline Comparable)/Option Model	Tangible Book Value of Invested Capital Multiple/Volatility	1.40x /23.10%	1.41x / 91.80%	1.41x / 40.00%
	-	Enterprise Valuation Analysis	Expected Sales Proceeds	$1.75M	$1.75M	$1.75M
Equity Securities	8,076	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	5.25x / 4.75x	7.50x / 5.50x	5.28x / 4.76x
	6,349	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	4.25x / 3.75x	8.50x / 7.50x	5.39x / 4.83x
	-	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x / $44.9M	0.00x / $73.2M	0.00x / $59.7M
	11,092	Market Approach (Guideline Comparable)/Option Model	Tangible Book Value of Invested Capital Multiple/Volatility	1.40x / 23.10%	1.41x / 91.80%	1.41x / 40.00%
	191	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.00x	5.00x	4.50x
Equity Method Investments	10,884	Net Asset Value of Underlying Fund	N/A	N/A	N/A	N/A
$787,849

	Fair Value as of
	September 30, 2015			Range		Weighted
Liability	(unaudited)	Valuation Technique(s)	Unobservable input	Minimum	Maximum	Average
	(Amounts in thousands)
Secured Borrowings of Consolidated Funds	$267	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.00x / 7.00x	9.00x / 8.00x	8.50x / 7.50x
	5,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	NA	NA	NA
	7,460	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.50x	6.50x	6.50x
	121,307	Income Approach (DCF)	Market Yield	9.17%	13.50%	11.46%
	$134,034

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	OTHER ASSETS

The components of other assets are as follows:

	As of
	September 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Other Assets of Medley LLC:
Property and equipment, net of accumulated depreciation of $1,554 and $1,232, respectively	$1,155	$1,367
Security deposits	3,034	1,218
Administrative fees receivable (Note 10)	1,597	1,500
Deferred tax assets	1,052	874
Deferred financing costs, net of accumulated amortization of $628 and $217, respectively	1,968	2,329
Due from affiliates (Note 10)	507	382
Prepaid expenses and taxes	3,821	627
Other receivables	832	933
Total other assets of Medley LLC	13,966	9,230

Other Assets of Consolidated Funds:
Restricted cash	-	3,000
Deferred tax assets	12	340
Other receivables	3,791	341
Total other assets of Consolidated Funds	3,803	3,681
Total other assets	$17,769	$12,911

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of
	September 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount of $834 and $1,006, respectively	$94,166	$93,994
Non-recourse promissory notes, net of unamortized discount of $2,094 and $2,500, respectively	8,531	9,063
Total loans payable	$102,697	$103,057

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

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of September 30, 2015 and December 31, 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of September 30, 2015 and December 31, 2014, outstanding borrowings under this facility were $94.2 million and $94.0 million, respectively, which is reflected net of unamortized discount of $0.8 million and $1.0 million, respectively. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $1.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively and $4.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of September 30, 2015.

 In October 2014, the Company voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment was applied against the first installment, which was due on March 31, 2015, and the remaining quarterly installments through June 30, 2017.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of September 30, 2015.

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (the “Revolving Credit Facility”). The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended September 30, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of September 30, 2015.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.4 million for each of the three months ended September 30, 2015 and 2014 and $1.1 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. The fair value of the outstanding balance of the notes was $10.2 million as of September 30, 2015 and December 31, 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of September 30, 2015 and December 31, 2014, the balance under this note was $0.6 million and $1.6 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Contractual Maturities of Loans Payable

As of September 30, 2015, future principal payments due under the loans payable are as follows (in thousands):

Remaining 2015	$313
2016	312
2017	2,875
2018	5,500
2019	96,625
$105,625

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	September 30,	As of
	2015	December 31,
	(unaudited)	2014
	(Amounts in thousands)
Accounts payable, accrued expenses and other liabilities of Medley LLC:
Accrued compensation and benefits	$6,388	$8,575
Due to affiliates (Note 10)	3,119	6,998
Revenue share payable (Note 9)	6,703	6,669
Dividends payable	-	1,423
Income taxes payable	373	741
Professional fees	700	545
Deferred rent	332	474
Deferred tax liabilities	489	245
Accounts payable and accrued expenses	2,635	1,913
Total accounts payable, accrued expenses and other liabilities of Medley LLC	20,739	27,583

Accounts payable, accrued expenses and other liabilities of Consolidated Funds	2,199	5,767

Total accounts payable, accrued expenses and other liabilities	$22,938	$33,350

As of December 31, 2014, dividends payable was comprised of $1.2 million due to the Company’s Class A common stockholders and $0.2 million payable to the Company’s restricted stock unit holders.  Dividends payable to Class A common holders represented a $0.20 per share of Class A common stock dividend that was declared on November 10, 2014, to shareholders of record as of the close of business on December 17, 2014, but not paid until January 5, 2015.  As the restricted stock units are participating securities, the Company calculated the amount due to the holders of the restricted stock units based on the $0.20 per share of Class A common stock dividend declaration amount and the number of restricted stock units expected to vest. There were no dividends payable as of September 30, 2015.

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

As of September 30, 2015, secured borrowings of Consolidated Funds at cost and fair value totaled $136.1 million and $134.0 million, respectively. The fair value of the investments that are associated with these secured borrowings was $134.0 million. The Consolidated Funds received net repayments on secured borrowings of $6.3 million during the nine months ended September 30, 2015 and net proceeds from secured borrowings of $93.9 million during the nine months ended September 30, 2014.

As of December 31, 2014, secured borrowings of Consolidated Funds at cost and fair value totaled $143.0 million and $141.1 million, respectively. The fair value of the investments that are associated with these secured borrowings was $141.1 million.

For the three months ended September 30, 2015 and 2014, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $3.8 million and $2.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $11.4 million and $5.6 million, respectively.

Future minimum repayments under the secured borrowings of the Consolidated Funds are $0.7 million, $3.7 million, $8.3 million, $36.2 million and $78.4 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively, and $8.7 million thereafter.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. In August 2015, the Company signed a new lease for its office space in New York City. Minimum rent payments are expected to commence in May 2016 and have been included in the future minimum rental payment schedule below. Rent expense was $0.6 million for each of the three months ended September 30, 2015 and 2014 and $1.9 million for each of the nine months ended September 30, 2015 and 2014.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining in 2015	$604
2016	2,254
2017	2,683
2018	2,704
2019	2,710
Thereafter	9,522
Total future minimum lease payments	$20,477

Capital Commitments to Funds

As of September 30, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $0.3 million and $1.1 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2015 and December 31, 2014, the obligation amounted to $6.7 million and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the condensed consolidated statements of operations.

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

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of the end of the SIC offering period or such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. The SIC IAA also required SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of the end of the SIC offering period, or Medley has been repaid in full. Effective June 2, 2014, Medley was no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold. As of December 31, 2014, there were no reimbursements that were due to Medley as Medley had been reimbursed in full.

During the nine months ended September 30, 2014, Medley incurred O&O Expenses of $1.5 million which were recorded within general, administrative, and other expenses in the condensed consolidated statements of operations. The Company did not incur O&O expenses during the three months ended September 30, 2014. Reimbursements of O&O are recorded in other revenues and fees on the condensed consolidated statements of operations and were $1.5 million and $3.7 million, respectively, during the three and nine months ended September 30, 2014.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until December 31, 2015, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three months ended September 30, 2015, Medley recorded a $1.1 million ESA reimbursement under this agreement. For the three months ended September 30, 2014, Medley recorded $0.8 million of ESA expenses under this agreement. For the nine months ended September 30, 2015 and 2014, Medley recorded $3.1 million and $4.3 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the condensed consolidated statements of operations. Medley recorded a liability of $3.2 million and $5.2 million as of September 30, 2015 and December 31, 2014, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the condensed consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. The Company recorded revenue related to the MCC Admin Agreement of $1.0 million for each of the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015 and 2014, the Company recorded $3.1 million and $2.7 million, respectively, of revenue related to the MCC Admin Agreement. The administrative fees receivable under the MCC Admin Agreement was $1.0 million and $1.1 million, respectively, as of September 30, 2015 and December 31, 2014, and is included as a component of other assets on the condensed consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. For the three months ended September 30, 2015 and 2014, the Company recorded $0.5 million and $0.4 million, respectively, of revenue related to the SIC Admin Agreement. For the nine months ended September 30, 2015 and 2014, the Company recorded $1.6 million and $0.9 million, respectively, of revenue related to the SIC Admin Agreement. The administrative fees receivable under the SIC Admin Agreement was $0.5 million and $0.4 million, respectively, as of September 30, 2015 and December 31, 2014, and is included as a component of other assets on the condensed consolidated balance sheets.

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of September 30, 2015 and December 31, 2014, the balance under this note was $0.6 million and $1.6 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

11.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the three and nine months ended September 30, 2015:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)
	(Amounts in thousands, except per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$272	$2,585
Less: Dividends declared on Class A common stock (1)	(1,200)	(2,400)
Less: Dividends paid to participating securities (2)	(183)	(349)
Less: Allocated undistributed net loss to participating securities (2)	175	26
Allocation of undistributed net loss to Class A common stockholders	$(936)	$(138)

Denominator
Weighted average shares of Class A shares outstanding, including participating securities	7,122,463	7,122,993
Less: weighted average of participating securities (2)	(1,122,252)	(1,122,922)
Weighted average Class A common stock outstanding: Basic	6,000,211	6,000,071

Weighted average shares of Class A shares outstanding: Diluted	6,000,211	6,000,071
Add: dilutive effects of conversion of LLC Units (3)	-	-
Weighted average dilutive shares outstanding	6,000,211	6,000,071

Net income per Class A share: Basic and Diluted
Distributed earnings	$0.20	$0.40
Undistributed net loss	(0.16)	(0.02)
Net income per Class A share	$0.04	$0.38

(1)	The Company declared a $0.20 per share dividend on Class A common stock on March 29, 2015 and August 10, 2015.
(2)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO, adjusted for actual forfeitures and additional grants during the period.
(3)	Excludes the assumed conversion of 23,333,333 LLC units to shares of Class A common stock as the impact would be antidilutive.

12.	INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2015 and December 31, 2014, the Company had total deferred tax assets of $1.1 million and $1.2 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, net unrealized losses, and, as of September 30, 2015, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.5 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively, which consists primarily of temporary differences relating to accrued fee income and other timing differences. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals, and depreciation.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s effective tax rate was (0.6%) and 3.8% for the three months ended September 30, 2015 and 2014, respectively and 4.9% and 3.9% for the nine months ended September 30, 2015 and 2014, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the three and nine months ended September 30, 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc. For the three and nine months ended September 30, 2014, the Company was only subject to federal taxes for a two day period on pre-tax income attributable Medley Management Inc.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014 and during the three and nine months ended September 30, 2015 and 2014, there were no uncertain tax positions taken that were not more likely than not to be sustained.

13.	COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Prior to the Company’s Reorganization and IPO, all payments made to the Medley LLC’s members were accounted for as distributions on the equity held by such members rather than as employee compensation. Subsequent to the Company’s Reorganization and IPO, guaranteed payments paid to Medley LLC’s members who are senior professionals are accounted for as employee compensation.

Performance Fee Compensation

In October 2010, the Company granted shares of vested profits interests in certain subsidiaries to select employees. These awards are viewed as a profit-sharing arrangement and are accounted for under ASC 710, which requires compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. The shares were vested at grant date, subject to a divestiture percentage based on percentage of service completed from the award grant date to the employee’s termination date. The Company adjusts the related liability quarterly based on changes in estimated cash flows for the profit interests.

In January 2014, the Company granted additional shares of profit interests in certain subsidiaries to select employees. The shares were fully vested at grant date and were not subject to a divestiture percentage.

In February 2015, the Company granted incentive cash bonus awards to select employees.  These awards entitle employees to receive cash compensation based on distributed performance fees received by the Company from certain institutional funds. Eligibility to receive payments pursuant to these incentive awards is based on continued employment and ceases automatically upon termination of employment.  Performance compensation expense is recorded based on the fair value of the incentive awards at the date of grant and is recognized on a straight-line basis over the expected requisite service period.  The performance compensation liability is subject to re-measurement at the end of each reporting period and any changes in the liability are recognized in the then current reporting period.

For the three months ended September 30, 2015 and 2014, performance compensation was $(3.7) million and $(0.9) million, respectively. For the nine months ended September 30, 2015 and 2014, performance compensation was $(4.6) million and $2.2 million, respectively. As of September 30, 2015 and December 31, 2014, the total performance fee compensation payable for these awards was $5.8 million and $11.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company’s accrued contributions to the plan was $0.1 million for each of the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, the Company’s accrued contributions to the plan were $0.3 million and $0.4 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of September 30, 2015, there were 3.4 million awards available to be granted under the Plan.

The fair value of the RSUs granted is determined to be the fair value of the underlying shares on the date of grant. The aggregate fair value, which is then adjusted for anticipated forfeitures of up to 9% per annum, is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the three and nine months ended September 30, 2015, stock-based compensation was $0.8 million and $2.4 million, respectively. For each of the three and nine months ended September 30, 2014, stock-based compensation was $0.1 million.

The following summarizes RSU activity for the nine months ended September 30, 2015:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2014	1,197,915	$17.91
Granted	157,000	10.75
Forfeited	(209,000)	17.99
Vested	(9,720)	18.00
Balance at September 30, 2015	1,136,195	$16.90

As of September 30, 2015 there were approximately 960,000 RSUs outstanding net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs at September 30, 2015 was $13.0 million and is expected to be recognized over a weighted average period of 4.0 years.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following presents the standalone financial results of the Company’s operating results for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$18,135	$17,616	$56,578	$47,516
Performance fees	(14,595)	3,395	(10,627)	11,471
Other revenues and fees	1,891	2,787	5,496	7,183
Total revenues	5,431	23,798	51,447	66,170

Expenses
Compensation and benefits	5,914	5,677	19,532	15,010
Performance fee compensation	(3,660)	(921)	(4,578)	2,237
General, administrative and other expenses	1,626	3,458	10,756	12,821
Total expenses	3,880	8,214	25,710	30,068

Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,141)	(2,016)	(6,335)	(3,380)
Other expenses, net	(838)	(87)	(1,087)	(1,707)
Total other expense, net	(2,757)	(1,881)	(6,757)	(4,422)
Income before income taxes	$(1,206)	$13,703	$18,980	$31,680
Provision for (benefit from) income taxes	(113)	578	1,953	1,026
Net income (loss)	(1,093)	13,125	17,027	30,654
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	612	(1,134)	2,172
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$1,057	$12,513	$18,161	$28,482
Reimbursable fund startup expenses (1)	(943)	1,195	2,751	4,591
Severance expense (1)	-	-	121	(5)
IPO date award stock-based compensation (1)	587	74	1,844	74
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,069)	-	(3,284)
Core Net Income	$701	$12,713	$22,877	$29,858
Interest expense	2,141	2,016	6,335	3,380
Income taxes	(161)	584	2,557	1,067
Depreciation and amortization	109	103	341	289
Core EBITDA	$2,790	$15,416	$32,110	$34,594

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reconcile the Company’s segment results to its consolidated results of operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$5,431	$10,382	(1)	$15,813
Expenses	3,880	542	(2)	4,422
Other income (expense), net	(2,757)	3,668	(3)	911
Provision for (benefit from) income taxes	(113)	36	(4)	(77)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	-		(2,150)
Net income attributable to non-controlling interests in Consolidated Funds	-	13,472		13,472
Net income attributable to non-controlling interests in Medley LLC	785	-		785
Net income attributable to Medley Management Inc.	272	-		272
Add: Net income attributable to non-controlling interests in Medley LLC	785	-		785
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	1,057	-		1,057
Reimbursable fund startup expenses	(943)	-		(943)
Severance expense	-	-		-
IPO date award stock-based compensation	587	-		587
Core Net Income	$701	$-		$701

	For the Three Months Ended September 30, 2014
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$23,798	$(3,033	)(1)	$20,765
Expenses	8,214	296	(2)	8,510
Other income (expense)	(1,881)	13,607	(3)	11,726
Provision for income taxes	578	345	(4)	923
Net income attributable to non-controlling interests in consolidated subsidiaries	612			612
Net income attributable to non-controlling interests in Consolidated Funds	-	9,933		9,933
Net income attributable to non-controlling interests in Medley LLC	12,135	-		12,135
Net income attributed to Medley Management Inc.	378	-		378
Add: Net income attributable to non-controlling interests in Medley LLC	12,135	-		12,135
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	12,513	-		12,513
Reimbursable fund startup expenses	1,195	-		1,195
Severance expense	-	-		-
IPO date award stock-based compensation	74	-		74
Adjustment for pre-IPO guaranteed payments to members	(1,069)	-		(1,069)
Core Net Income	$12,713	$-		$12,713

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the three months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(2,265)	$(603)
Performance fees eliminated in consolidation	12,647	(2,430)
Total consolidated adjustments and reconciling items	$10,382	$(3,033)

(2)	Adjustments and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the three months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds Expenses	$542	$296
Total consolidated adjustments and reconciling items	$542	$296

(3)	Adjustments and reconciling items to other income primarily represent net interest income and net investment income from Consolidated Funds. For the three months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$21,843	$17,880
Interest expense of Consolidated Funds	(3,804)	(2,524)
Net realized gain (loss) on investments of Consolidated Funds	(31,965)	(499)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	16,011	(2,369)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,610	1,300
Elimination of equity income (loss) from Consolidated Funds	(27)	(181)
Total consolidated adjustments and reconciling items	$3,668	$13,607

(4)	Adjustments and reconciling items to the provision for income taxes represent income taxes from Consolidated Funds. For the three months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$36	$345
Total consolidated adjustments and reconciling items	$36	$345

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reconcile the Company’s segment results to its consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30, 2015
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$51,447	$7,249	(1)	$58,696
Expenses	25,710	1,969	(2)	27,679
Other income (expense), net	(6,757)	33,806	(3)	27,049
Provision for income taxes	1,953	911	(4)	2,864
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(1,134)	-		(1,134)
Net income attributable to non-controlling interests in Consolidated Funds	-	38,175		38,175
Net income attributable to non-controlling interests in Medley LLC	15,576	-		15,576
Net income attributable to Medley Management Inc.	2,585	-		2,585
Add: Net income attributable to non-controlling interests in Medley LLC	15,576	-		15,576
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	18,161	-		18,161
Reimbursable fund startup expenses	2,751	-		2,751
Severance expense	121	-		121
IPO date award stock-based compensation	1,844	-		1,844
Core Net Income	$22,877	$-		$22,877

	For the Nine Months Ended September 30, 2014
	(unaudited)
		Consolidation
		Adjustments
		and
		Reconciling		Consolidated
	Standalone	Items		Results
	(Amounts in thousands)
Revenues	$66,170	$(12,184	)(1)	$53,986
Expenses	30,068	1,129	(2)	31,197
Other income (expense)	(4,422)	37,363	(3)	32,941
Provision for income taxes	1,026	1,148	(4)	2,174
Net income attributable to non-controlling interests in consolidated subsidiaries	2,172	-		2,172
Net income attributable to non-controlling interests in Consolidated Funds	-	22,902		22,902
Net income attributable to non-controlling interests in Medley LLC	28,104	-		28,104
Net income attributed to Medley Management Inc.	378	-		378
Add: Net income attributable to non-controlling interests in Medley LLC	28,104	-		28,104
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	28,482	-		28,482
Reimbursable fund startup expenses	4,591	-		4,591
Severance expense	(5)	-		(5)
IPO date award stock-based compensation	74	-		74
Adjustment for pre-IPO guaranteed payments to members	(3,284)	-		(3,284)
Core Net Income	$29,858	$-		$29,858

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Adjustments and reconciling items to revenues represent management and performance fees earned from Consolidated Funds which were eliminated in consolidation. For the nine months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Management fees from Consolidated Funds eliminated in consolidation	$(4,298)	$(4,050)
Performance fees eliminated in consolidation	11,547	(8,134)
Total consolidated adjustments and reconciling items	$7,249	$(12,184)

(2)	Adjustments and reconciling items to expenses represent expenses from Consolidated Funds which were eliminated in consolidation. For the nine months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds Expenses	$1,969	$1,129
Total consolidated adjustments and reconciling items	$1,969	$1,129

(3)	Adjustments and reconciling items to other income primarily represent net interest income and net investment income from Consolidated Funds. For the nine months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Interest and other income of Consolidated Funds	$61,739	$51,476
Interest expense of Consolidated Funds	(11,418)	(5,586)
Net realized gain (loss) on investments of Consolidated Funds	(31,013)	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	13,616	(9,540)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,112	103
Elimination of equity income (loss) from Consolidated Funds	(230)	121
Total consolidated adjustments and reconciling items	$33,806	$37,363

(4)	Adjustments and reconciling items to the provision for income taxes represent income taxes from Consolidated Funds. For the nine months ended September 30, 2015 and 2014, such adjustments and reconciling items were as follows:

	2015	2014
	(Amounts in thousands)
Consolidated Funds provision for income taxes	$911	$1,148
Total consolidated adjustments and reconciling items	$911	$1,148

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

16.	CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of September 30, 2015 and December 31, 2014, and the Company’s results from operations for the three and nine months ended September 30, 2015 and 2014. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	For the Three Months Ended September 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$18,135	$-	$(2,265)	$15,870
Performance fees	(14,595)	-	12,647	(1,948)
Other revenues and fees	1,891	-	-	1,891
Total revenues	5,431	-	10,382	15,813

Expenses:
Compensation and benefits	5,914	-	-	5,914
Performance fee compensation	(3,660)	-	-	(3,660)
Consolidated Funds expenses	-	2,807	(2,265)	542
General, administrative and other expenses	1,626	-	-	1,626
Total expenses	3,880	2,807	(2,265)	4,422

Other income (expense):
Dividend income	222	-	-	222
Interest expense	(2,141)	-	-	(2,141)
Other income (expenses), net	(838)	-	(27)	(865)
Interest and other income of Consolidated Funds	-	21,843	-	21,843
Interest expense of Consolidated Funds	-	(3,804)	-	(3,804)
Net realized gain (loss) on investments of Consolidated Funds	-	(31,965)	-	(31,965)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	16,011	-	16,011
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,610	-	1,610
Total other income (expense), net	(2,757)	3,695	(27)	911
Income (loss) before income taxes	(1,206)	888	12,620	12,302
Provision for (benefit from) income taxes	(113)	36	-	(77)
Net income (loss)	(1,093)	852	12,620	12,379
Net income attributable to non-controlling interests in Consolidated Funds	-	-	13,472	13,472
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	-	-	(2,150)
Net income attributable to non-controlling interests in Medley LLC	785	-	-	785
Net income attributable to Medley Management Inc.	$272	$852	$(852)	$272

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$56,578	$-	$(4,298)	$52,280
Performance fees	(10,627)	-	11,547	920
Other revenues and fees	5,496	-	-	5,496
Total revenues	51,447	-	7,249	58,696

Expenses:
Compensation and benefits	19,532	-	-	19,532
Performance fee compensation	(4,578)	-	-	(4,578)
Consolidated Funds expenses	-	6,267	(4,298)	1,969
General, administrative and other expenses	10,756	-	-	10,756
Total expenses	25,710	6,267	(4,298)	27,679

Other income (expense):
Dividend income	665	-	-	665
Interest expense	(6,335)	-	-	(6,335)
Other income (expenses), net	(1,087)	-	(230)	(1,317)
Interest and other income of Consolidated Funds	-	61,739	-	61,739
Interest expense of Consolidated Funds	-	(11,418)	-	(11,418)
Net realized gain (loss) on investments of Consolidated Funds	-	(31,013)	-	(31,013)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	13,616	-	13,616
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,112	-	1,112
Total other income (expense), net	(6,757)	34,036	(230)	27,049
Income before income taxes	18,980	27,769	11,317	58,066
Provision for income taxes	1,953	911	-	2,864
Net income	17,027	26,858	11,317	55,202
Net income attributable to non-controlling interests in Consolidated Funds	-	-	38,175	38,175
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(1,134)	-	-	(1,134)
Net income attributable to non-controlling interests in Medley LLC	15,576	-	-	15,576
Net income attributable to Medley Management Inc.	$2,585	$26,858	$(26,858)	$2,585

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of September 30, 2015
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$63,754	$-	$-	$63,754
Investments, at fair value	11,114	-	(230)	10,884
Management fees receivable	15,215	-	(415)	14,800
Performance fees receivable	6,493	-	-	6,493
Other assets	15,268	-	(1,302)	13,966

Assets of Consolidated Funds:
Cash and cash equivalents	-	105,122	-	105,122
Investments, at fair value	-	778,971	-	778,971
Interest and dividends receivable	-	6,124	-	6,124
Other assets	-	3,803	-	3,803
Total assets	$111,844	$894,020	$(1,947)	$1,003,917

Liabilities and equity
Loans payable	$102,697	$-	$-	$102,697
Accounts payable, accrued expenses and other liabilities	20,739	-	-	20,739
Performance fee compensation payable	5,759	-	-	5,759

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	3,916	(1,717)	2,199
Secured borrowings	-	134,047	-	134,047
Total liabilities	129,195	137,963	(1,717)	265,441

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(8)	-	-	(8)
Retained earnings	108	-	-	108
Total stockholders' equity (deficit), Medley Management Inc.	160	-	-	160
Non-controlling interests in Consolidated Funds	-	-	755,827	755,827
Non-controlling interests in consolidated subsidiaries	(708)	-	-	(708)
Non-controlling interests in Medley LLC	(16,803)	-	-	(16,803)
Members' equity of consolidated funds	-	756,057	(756,057)	-
Total (deficit) equity	(17,351)	756,057	(230)	738,476
Total liabilities and equity	$111,844	$894,020	$(1,947)	$1,003,917

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended September 30, 2014
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$17,616	$-	$(603)	$17,013
Performance fees	3,395	-	(2,430)	965
Other revenues and fees	2,787	-	-	2,787
Total revenues	23,798	-	(3,033)	20,765

Expenses:
Compensation and benefits	5,677	-	-	5,677
Performance fee compensation	(921)	-	-	(921)
Consolidated Funds expenses	-	899	(603)	296
General, administrative and other expenses	3,458	-	-	3,458
Total expenses	8,214	899	(603)	8,510

Other income (expense):
Dividend income	222	-	-	222
Interest expense	(2,016)	-	-	(2,016)
Other income (expenses), net	(87)	-	(181)	(268)
Interest and other income of Consolidated Funds	-	17,880	-	17,880
Interest expense of Consolidated Funds	-	(2,524)	-	(2,524)
Net realized gain (loss) on investments of Consolidated Funds	-	(499)	-	(499)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(2,369)	-	(2,369)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,300	-	1,300
Total other income (expense), net	(1,881)	13,788	(181)	11,726
Income before income taxes	13,703	12,889	(2,611)	23,981
Provision for income taxes	578	345	-	923
Net income	13,125	12,544	(2,611)	23,058
Net income attributable to non-controlling interests in Consolidated Funds	-	-	9,933	9,933
Net income attributable to non-controlling interests in consolidated subsidiaries	612	-	-	612
Net income attributable to non-controlling interests in Medley LLC	12,135	-	-	12,135
Net income attributable to Medley LLC	$378	$12,544	$(12,544)	$378

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Nine Months Ended September 30, 2014
	(unaudited)
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$47,516	$-	$(4,050)	$43,466
Performance fees	11,471	-	(8,134)	3,337
Other revenues and fees	7,183	-	-	7,183
Total revenues	66,170	-	(12,184)	53,986

Expenses:
Compensation and benefits	15,010	-	-	15,010
Performance fee compensation	2,237	-	-	2,237
Consolidated Funds expenses	-	5,179	(4,050)	1,129
General, administrative and other expenses	12,821	-	-	12,821
Total expenses	30,068	5,179	(4,050)	31,197

Other income (expense):
Dividend income	665	-	-	665
Interest expense	(3,380)	-	-	(3,380)
Other income (expenses), net	(1,707)	-	121	(1,586)
Interest and other income of Consolidated Funds	-	51,476	-	51,476
Interest expense of Consolidated Funds	-	(5,586)	-	(5,586)
Net realized gain (loss) on investments of Consolidated Funds	-	789	-	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(9,540)	-	(9,540)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	103	-	103
Total other income (expense), net	(4,422)	37,242	121	32,941
Income before income taxes	31,680	32,063	(8,013)	55,730
Provision for income taxes	1,026	1,148	-	2,174
Net income	30,654	30,915	(8,013)	53,556
Net income attributable to non-controlling interests in Consolidated Funds	-	-	22,902	22,902
Net income attributable to non-controlling interests in consolidated subsidiaries	2,172	-	-	2,172
Net income attributable to non-controlling interests in Medley LLC	28,104	-	-	28,104
Net income attributable to Medley LLC	$378	$30,915	$(30,915)	$378

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2014
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Cash and cash equivalents	$87,206	$-	$-	$87,206
Investments, at fair value	22,143	-	(12,242)	9,901
Management fees receivable	15,173	-	-	15,173
Performance fees receivable	5,573	-	-	5,573
Other assets	9,230	-	-	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	-	38,111	-	38,111
Investments, at fair value	-	734,870	-	734,870
Interest and dividends receivable	-	6,654	-	6,654
Other assets	-	5,057	(1,376)	3,681
Total assets	$139,325	$784,692	$(13,618)	$910,399

Liabilities and equity
Loans payable	$103,057	$-	$-	$103,057
Accounts payable, accrued expenses and other liabilities	28,959	-	(1,376)	27,583
Performance fee compensation payable	11,807	-	-	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767	-	5,767
Secured borrowings	-	141,135	-	141,135
Total liabilities	143,823	146,902	(1,376)	289,349

Equity
Class A Common Stock	60	-	-	60
Class B Common Stock	-	-	-	-
Capital deficit	(2,384)	-	-	(2,384)
Retained earnings	272	-	-	272
Total stockholders' equity (deficit), Medley Management Inc.	(2,052)	-	-	(2,052)
Non-controlling interests in Consolidated Funds	-	-	625,548	625,548
Non-controlling interests in consolidated subsidiaries	1,526	-	-	1,526
Non-controlling interests in Medley LLC	(3,972)	-	-	(3,972)
Members' equity of consolidated funds	-	637,790	(637,790)	-
Total (deficit) equity	(4,498)	637,790	(12,242)	621,050
Total liabilities and equity	$139,325	$784,692	$(13,618)	$910,399

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Condensed Consolidated Financial Statements (unaudited)

17.	SUBSEQUENT EVENTS

On November 12, 2015, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the third quarter of 2015. The dividend is payable on December 4, 2015 to stockholders of record as of November 25, 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our annual financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of September 30, 2015, we have in excess of $4.0 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Over the past 13 years, we have invested in excess of $5.9 billion to help over 300 companies grow across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, leads to predictable management fee and incentive fee income. Our year to date AUM growth as of September 30, 2015 was 9% and our compounded annual growth rate of AUM from December 31, 2010 through September 30, 2015 was 34%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.6 billion as of September 30, 2015.
•	Long-dated private funds and SMAs: MOF II, MOF III and SMAs, have a total AUM of $1.4 billion as of September 30, 2015.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 64% of our AUM as of September 30, 2015. We expect that AUM growth in MCC and SIC and the launch of new permanent capital vehicles will continue to increase the proportion of our AUM derived from permanent capital vehicles over time.

For the three and nine months ended September 30, 2015, 65% and 89% of our standalone revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our senior management team has, on average, over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 75 employees, including over 44 investment, origination and credit management professionals, and over 36 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

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

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units. The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of September 30, 2015, approximately 64% of our AUM was in permanent capital vehicles, which have unlimited duration, attractive total returns and strong growth. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

In general, the full year of 2014 and the first half of 2015 were characterized by economic recovery and continued investor demand for yield products given historically low interest rates, which drove corporate credit issuance to record levels in the United States. Private debt markets did not experience the same level of credit spread tightening seen in the broader markets, which allowed us to continue to deliver strong total returns to investors and grow AUM.

In the third quarter of 2015, equity indices all experienced declines, commodity index prices fell and public and private debt spreads widened. These factors drove significant market volatility, which led to a reversal in performance fees.

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

Consolidation and Deconsolidation of Medley Funds

We consolidate certain funds in our consolidated financial statements presented elsewhere in this Form 10-Q. These funds represented approximately 20% of our fee earning AUM as of September 30, 2015. For the three and nine months ended September 30, 2015, management fees from these funds represented 14% and 15%, respectively, on a standalone basis. For the three and nine months ended September 30, 2015, performance fees for these funds represented $(12.6) million and $(11.5) million, respectively, of total standalone performance fees of $(14.6) million and $(10.6) million, respectively.

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

We may be liable to certain funds for previously realized performance fees if the fund's investment values decline, which vary from fund to fund, and in all cases each investment fund is considered separately in evaluating performance fees. If upon a liquidation of a fund's investments at the then current fair values, previously recognized and distributed performance fees could be required to be returned. As of September 30, 2015 and December 31, 2014, we had not received any performance fee distributions, except for tax distributions related to our allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, tax distributions are not subject to clawback. If the funds were liquidated at their fair values at September 30, 2015 and December 31, 2014, there would have been no clawback obligation or liability. Additionally, if we assumed that all existing investments were valued at $0 at September 30, 2015, there would have been no clawback obligation or liability.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the three and nine months ended September 30, 2015, the Company reversed $14.7 million and $18.7 million of previously recognized performance fees on a standalone basis, respectively. For each of the three and nine months ended September 30, 2015, the Company reversed $2.0 million of previously recognized performance fees on a consolidated basis. For the three and nine months ended September 30, 2014, the Company reversed $0.3 million of previously recognized performance fees on both a standalone and consolidated basis. Cumulative performance fees recognized through September 30, 2015 were $9.7 million and $6.5 million on a standalone and consolidated basis, respectively.

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

Other Income/Expense

Dividend Income. Dividend income consists of dividends associated with our equity method investment in SIC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.

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

Interest Expense of Consolidated Funds. Interest expense of Consolidated Funds relates to interest and dividend income generated from the underlying investments securities attributable to the counterparty to the loan participations. Interest expense on secured borrowings of our Consolidated Funds is recognized on the same basis as the underlying interest and other income. As such, this interest expense has no direct material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

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

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except AUM, share and per share data)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$1,057	$12,513	$18,161	$28,482

Standalone Data:
Core Net Income (1)	701	12,713	22,877	29,858
Core EBITDA	2,790	15,416	32,110	34,594
Core Net Income Per Share	$0.01	$0.25	$0.48	$0.58
Core Net Income Margin	5.7%	31.8%	28.2%	26.6%
Pro-Forma Weighted Average Shares Outstanding	30,455,796	30,484,637	30,456,326	30,484,693

Other Data (at period end, in millions):
AUM	$4,002	$3,635	$4,002	$3,635
Fee Earning AUM	3,401	3,036	3,401	3,036

(1)	With respect to the three and nine months ended September 30, 2014, Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from members’ capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ended September 30, 2015.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2015	$2,574	$1,443	$4,017	64%	36%
Commitments (1)	65	-	65
Capital reduction (2)	(12)	-	(12)
Distributions (3)	(32)	(2)	(34)
Change in fund value (4)	(33)	(1)	(34)
Ending balance, September 30, 2015	$2,562	$1,440	$4,002	64%	36%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM decreased by $ 15.0 million to $4.0 billion as of September 30, 2015 compared to AUM as of June 30, 2015.

Our permanent capital vehicles decreased AUM by $12.7 million, primarily associated with a decrease in fund value as a result of investment valuations. The decrease was partly offset by new equity issuances at SIC during the period. Our long-dated private funds and SMAs remained comparable at $1.4 billion.

The table below provides the year-to-date roll forward of AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	409	25	434
Capital reduction (2)	(22)	(17)	(39)
Distributions (3)	(104)	(21)	(125)
Change in fund value (4)	26	24	50
Ending balance, September 30, 2015	$2,562	$1,440	$4,002	64%	36%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

AUM increased by $ 320.3 million, or 9%, to $4.0 billion as of September 30, 2015 compared to AUM as of December 31, 2014.

Our permanent capital vehicles increased AUM by $308.3 million, or 14%, primarily associated with new equity issuances and increased leverage capacity at SIC during the period. Our long-dated private funds and SMAs increased AUM by $12.0 million, or 1%, primarily associated with new capital commitments from MOF III, partly offset by the deconsolidation of MOF I.

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

Components of Fee Earning AUM

	As of	As of
	September 30,	December 31,
	2015	2014
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,306	$2,047
Fee earning AUM based on capital commitments	113	88
Fee earning AUM based on invested capital or NAV	982	923
Total fee earning AUM	$3,401	$3,058

As of September 30, 2015, fee earning AUM based on gross asset value increased by $258.5 million, or 13%, compared to December 31, 2014. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of September 30, 2015, fee earning AUM based on capital commitments increased by $25.0 million or 29%, compared to December 31, 2014. The increase in fee earning AUM based on capital commitments was due to the increase in AUM of MOF III that resulted from new capital commitments.

As of September 30, 2015, fee earning AUM based on invested capital or NAV increased by $58.1 million, or 6%, compared to December 31, 2014. The increase in fee earning AUM based on invested capital or NAV was due primarily to a net increase in invested capital in SMAs, partly offset by the deconsolidation of MOF I.

The table below presents the roll forward of Fee Earning AUM for the three months ended September 30, 2015.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2015	$2,241	$1,109	$3,350	67%	33%
Commitments (1)	143	21	164
Capital reduction (2)	(12)	-	(12)
Distributions (3)	(32)	(18)	(50)
Change in fund value (4)	(34)	(17)	(51)
Ending balance, September 30, 2015	$2,306	$1,095	$3,401	68%	32%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $50.8 million, or 2%, to $3.4 billion as of September 30, 2015 compared to total fee earning AUM as of June 30, 2015 and was due primarily to increased commitments from permanent capital vehicles, partly offset by a decrease in fund value as a result of investment valuations.

The table below presents the year-to-date roll forward of Fee Earning AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	360	209	569
Capital reduction (2)	(22)	(17)	(39)
Distributions (3)	(104)	(86)	(190)
Change in fund value (4)	25	(22)	3
Ending balance, September 30, 2015	$2,306	$1,095	$3,401	68%	32%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses.

Total fee earning AUM increased by $ 341.6 million, or 11%, to $3.4 billion as of September 30, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to increased commitments from SIC and a net increase in invested capital in SMAs.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 193 investments and have invested a total of $1.2 billion. As of September 30, 2015, the fee earning AUM was $1.0 billion. The performance for SIC as of September 30, 2015 is summarized below:

Annualized Net Total Return(1):	6.9%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	86.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 149 investments and have invested a total of $1.8 billion. As of September 30, 2015, excluding Medley SBIC LP, the fee earning AUM was $1.0 billion. The performance for MCC as of September 30, 2015 is summarized below:

Annualized Net Total Return(2):	8.3%
Annualized Realized Losses on Invested Capital:	0.8%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 24 investments and have invested a total of $279 million. As of September 30, 2015, the fee earning AUM was $234 million. The performance for Medley SBIC fund as of September 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	15.9%
Net Internal Rate of Return(5):	15.2%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 64 investments and have invested a total of $870 million. As of September 30, 2015, the fee earning AUM was $559 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	13.5%
Net Internal Rate of Return(6):	8.0%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery:	N/A

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. As of September 30, 2015, the fee earning AUM was $113 million, the total number of investments made was 13 and total capital invested was $94 million. The performance for MOF III as of September 30, 2015 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 69 investments and have invested a total of $536 million. As of September 30, 2015, the fee earning AUM in our SMAs was $423 million. The performance for our SMAs as of September 30, 2015 is summarized below:

Gross Internal Rate of Return(4):	11.9%
Net Internal Rate of Return(7):	9.3%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)	Annual Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2015. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of September 30, 2015, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 18.6%.

(6)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.

The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, our Consolidated Funds are not the same entities in all periods shown due to changes in ownership percentages of certain funds. We consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our unaudited condensed consolidated results for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$15,870	$17,013	$52,280	$43,466
Performance fees	(1,948)	965	920	3,337
Other revenues and fees	1,891	2,787	5,496	7,183
Total revenues	15,813	20,765	58,696	53,986

Expenses
Compensation and benefits	5,914	5,677	19,532	15,010
Performance fee compensation	(3,660)	(921)	(4,578)	2,237
Consolidated Funds expenses	542	296	1,969	1,129
General, administrative and other expenses	1,626	3,458	10,756	12,821
Total expenses	4,422	8,510	27,679	31,197

Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,141)	(2,016)	(6,335)	(3,380)
Other expenses, net	(865)	(268)	(1,317)	(1,586)
Interest and other income of Consolidated Funds	21,843	17,880	61,739	51,476
Interest expense of Consolidated Funds	(3,804)	(2,524)	(11,418)	(5,586)
Net realized gain (loss) on investments of Consolidated Funds	(31,965)	(499)	(31,013)	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	16,011	(2,369)	13,616	(9,540)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	1,610	1,300	1,112	103
Total other income, net	911	11,726	27,049	32,941
Income before income taxes	12,302	23,981	58,066	55,730
Provision for (benefit from) income taxes	(77)	923	2,864	2,174
Net income	12,379	23,058	55,202	53,556
Net income attributable to non-controlling interests in Consolidated Funds	13,472	9,933	38,175	22,902
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	612	(1,134)	2,172
Net income attributable to non-controlling interests in Medley LLC	785	12,135	15,576	28,104
Net income attributable to Medley Management Inc.	$272	$378	$2,585	$378

Other data (at period end, in millions):
AUM	$4,002	$3,635	$4,002	$3,635
Fee earning AUM	$3,401	$3,036	$3,401	$3,036

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Management Fees. Total management fees decreased by $1.1 million, or 7%, to $15.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•	Our permanent capital vehicles generated an additional $1.5 million in management fees for the three months ended September 30, 2015 compared to the same period in 2014. Management fees from SIC increased $2.0 million due to a 64% increase in fee earning AUM over that period. Management fees from MCC decreased due to a $0.7 million decrease in Part I incentive fees, offset by a $0.2 million increase in base management fees.

•	Our management fees from long-dated private funds and SMAs decreased by $2.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in origination fees.

Performance Fees. Performance fees decreased by $2.9 to $(1.9) million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of performance fees of SMAs for the three months ended September 30, 2015 as a result of a decrease in the asset values within the underlying SMA portfolios.

Other Revenues and Fees. Other revenues and fees decreased by $0.9 million, or 32%, to $1.9 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $1.5 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended September 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $0.2 million, or 4% to $5.9 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary, and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 15% increase in average headcount for the three months ended September 30, 2015 compared to the same period in 2014. The increase in compensation and benefits was partially offset by a decrease in discretionary bonuses.

Performance Fee Compensation. Performance fee compensation decreased by $2.7 million to $(3.7) million for the three months ended September 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in the projected future payments.

Consolidated Funds Expenses. Consolidated Funds expenses increased by $0.2 million, to $0.5 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to the consolidation of MOF III LP.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.8 million, or 53%, to $1.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense support agreement expenses related to SIC as Medley recorded a net reimbursement for the three months ended September 30, 2015.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.2 million remained consistent during the three months ended September 30, 2015 compared to the same period in 2014.

Interest expense increased by $0.1 million to $2.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended September 30, 2015 and 2014 was $105.8 million and $75.7 million, respectively.

Other expenses, net increased by $0.6 million to $0.9 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to an unrealized loss associated with our shares held in SIC.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, increased by $2.7 million, or 17%, to $18.0 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in interest and other income was due primarily to the addition of MOF III LP.

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, increased by $12.8 million to a $14.3 million net loss for the three months ended September 30, 2015 compared to a $1.6 million net loss for the same period in 2014. The increase in net loss on investments was due to a $31.5 million decrease in net realized gain, offset by an $18.7 million decrease in net unrealized depreciation.

Provision for Income Taxes

Our effective consolidated income tax rate was (0.6%) and 3.8% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate was due primarily to the income tax benefit derived from the Company’s standalone pre-tax loss for the three months ended September 30, 2015. The Company’s standalone results are subject to a higher effective tax rate than the Consolidated Funds as a portion of its income is subject to federal, state and local corporate income taxes for the three months ended September 30, 2015. For the three months ended September 30, 2014, the Company was subject to New York City’s unincorporated business tax and was only subject to federal taxes for a two day period on net income attributable to Medley Management Inc.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated funds and subsidiaries increased by $0.8 million to $11.3 million for the three months ended September 30, 2015 compared to $10.5 million for the same period in 2014. The increase was due primarily to non-controlling interests in MOF III, as well as an increase in the allocation of income to the non-controlling interests in MOF II as a result of the reversal of performance fees during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Management Fees. Total management fees increased by $8.8 million, or 20%, to $52.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	Our permanent capital vehicles generated an additional $10.8 million in management fees for the nine months ended September 30, 2015 compared to the same period in 2014. Management fees from SIC increased $9.5 million due to a 64% increase in fee earning AUM over that period and due to an increase in Part I incentive fees. Management fees from MCC increased $1.3 million due to an 18% increase in average fee earning AUM over that period, partly offset by a decrease in Part I incentive fees.

•	Our management fees from long-dated private funds and SMAs decreased by $2.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in origination fees.

Performance Fees. Performance fees decreased by $2.4 million or 72%, to $0.9 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of performance fees of SMAs as a result of a decrease in the asset values within the underlying SMA portfolios.

Other Revenues and Fees. Other revenues and fees decreased by $1.7 million, or 23%, to $5.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $3.7 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the nine months ended September 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.5 million, or 30% to $19.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 25% increase in average headcount for the nine months ended September 30, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $6.8 million to $(4.6) million for the nine months ended September 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in the projected future payments.

Consolidated Funds Expenses. Consolidated Funds expenses increased by $0.8 million, to $2.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to the consolidation of MOF III LP.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.1 million, or 16%, to $10.8 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014. The decrease was also due to a decrease in expense support agreement expenses related to SIC.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.7 million remained consistent during the nine months ended September 30, 2015 compared to the same period in 2014.

Interest expense increased by $3.0 million to $6.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the nine months ended September 30, 2015 and 2014 was $106.1 million and $57.2 million, respectively.

Other expenses, net decreased by $0.3 million to $1.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, increased by $4.4 million, or 10%, to $50.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in interest and other income was due primarily to the addition of MOF III LP.

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, increased by $7.6 million, or 88%, to a $16.3 million net loss for the nine months ended September 30, 2015 compared to an $8.6 million net loss for the same period in 2014. The increase in net loss on investments was due to a $31.8 million decrease in net realized gain, offset by a $24.1 million decrease in net unrealized depreciation.

Provision for Income Taxes

Our effective consolidated income tax rate was 4.9% and 3.9% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc., which was subject to federal, state and local corporate incomes taxes for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Company was subject to New York City’s unincorporated business tax and was only subject to federal taxes for a two day period on net income attributable to Medley Management Inc.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated funds and subsidiaries increased by $12.0 million to $37.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to an increase in the allocation of income to the non-controlling interests in MOF II as a result of the reversal of performance fees during the nine months ended September 30, 2015.

Standalone Results of Operations

The following table sets forth our standalone results of operations for the three and nine months ended September 30, 2015 and 2014. Due to the GAAP requirement that certain funds be consolidated into Medley’s financial statements, we have presented certain standalone financial data below, which deconsolidates such funds in order to present operating results that we believe are most reflective of our performance.  In addition to analyzing the Company’s results of operations, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds, which are also reflected in the table below.

Discussed below are our results of operations on a standalone basis.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues
Management fees	$18,135	$17,616	$56,578	$47,516
Performance fees	(14,595)	3,395	(10,627)	11,471
Other revenues and fees	1,891	2,787	5,496	7,183
Total revenues	5,431	23,798	51,447	66,170

Expenses
Compensation and benefits	5,914	5,677	19,532	15,010
Performance fee compensation	(3,660)	(921)	(4,578)	2,237
General, administrative and other expenses	1,626	3,458	10,756	12,821
Total expenses	3,880	8,214	25,710	30,068

Other income (expense)
Dividend income	222	222	665	665
Interest expense	(2,141)	(2,016)	(6,335)	(3,380)
Other expenses, net	(838)	(87)	(1,087)	(1,707)
Total other expense, net	(2,757)	(1,881)	(6,757)	(4,422)
Income before income taxes	(1,206)	13,703	18,980	31,680
Provision for (benefit from) income taxes	(113)	578	1,953	1,026
Net income (loss)	(1,093)	13,125	17,027	30,654
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,150)	612	(1,134)	2,172
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	1,057	12,513	18,161	28,482
Reimbursable fund startup expenses (1)	(943)	1,195	2,751	4,591
Severance expense (1)	-	-	121	(5)
IPO date award stock-based compensation (1)	587	74	1,844	74
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,069)	-	(3,284)
Core Net Income	$701	$12,713	$22,877	$29,858
Interest expense	2,141	2,016	6,335	3,380
Income taxes	(161)	584	2,557	1,067
Depreciation and amortization	109	103	341	289
Core EBITDA	$2,790	$15,416	$32,110	$34,594
Core Net Income Per Share	$0.01	$0.25	$0.48	$0.58
Pro-Forma Weighted Average Shares Outstanding	30,455,796	30,484,637	30,456,326	30,484,693

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.

The following table provides the details of management fees and performance fees for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands)
Management Fees
Base Management fees
Permanent capital vehicles	$10,167	$8,137	$29,224	$19,720
Long-dated private funds and SMAs	3,361	4,345	11,579	13,350
Part I incentive fees on permanent capital vehicles	4,607	5,134	15,775	14,446
Total Management fees	18,135	17,616	56,578	47,516
Performance fees	(14,595)	3,395	(10,627)	11,471
Other revenues and fees	1,891	2,787	5,496	7,183
Total fee revenues	$5,431	$23,798	$51,447	$66,170

Total fee revenue as a percentage of average fee earning AUM for the period	0.6%	3.5%%	3.2%	5.5%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Management Fees. Total management fees increased by $0.5 million, or 3%, to $18.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•	Our permanent capital vehicles generated an additional $1.5 million in management fees for the three months ended September 30, 2015 compared to the same period in 2014. Management fees from SIC increased $2.0 million due to a 64% increase in fee earning AUM over that period. Management fees from MCC decreased due to a $0.7 million decrease in Part I incentive fees, offset by a $0.2 million increase in base management fees.

•	Our management fees from long-dated private funds and SMAs decreased by $1.0 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in origination fees.

Performance Fees. Performance fees decreased by $18.0 million to $(14.6) million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of performance fees of MOF II for the three months ended September 30, 2015 as a result of a decrease in the asset values within the underlying MOF II portfolio.

Other Revenues and Fees. Other revenues and fees decreased by $0.9 million, or 32%, to $1.9 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $1.5 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the three months ended September 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $0.2 million, or 4%, to $5.9 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary, and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 15% increase in average headcount for the three months ended September 30, 2015 compared to the same period in 2014. The increase in compensation and benefits was partially offset by a decrease in discretionary bonuses.

Performance Fee Compensation. Performance fee compensation decreased by $2.7 million to $(3.7) million for the three months ended September 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.8 million, or 53%, to $1.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense support agreement expenses related to SIC as Medley recorded a net reimbursement for the three months ended September 30, 2015.

Other Income (Expense)

Dividend income of $0.2 million remained consistent during the three months ended September 30, 2015 compared to the same period in 2014.

Interest expense increased by $0.1 million to $2.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the three months ended September 30, 2015 and 2014 was $105.8 million and $75.7 million, respectively.

Other expenses, net increased by $0.8 million from $0.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to an unrealized loss associated with our shares held in SIC.

Provision for Income Taxes

Our effective income tax rate was 9.4% and 4.2% for the three months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc. which was subject to federal, state and local corporate incomes taxes for the three months ended September 30, 2015. For the three months ended September 30, 2014, the Company was subject to New York City’s unincorporated business tax and was only subject to federal taxes for a two day period on net income attributable to Medley Management Inc.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Management Fees. Total management fees increased by $9.1 million, or 19%, to $56.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	Our permanent capital vehicles generated an additional $10.8 million in management fees for the nine months ended September 30, 2015 compared to the same period in 2014. Management fees from SIC increased $9.5 million due to a 64% increase in fee earning AUM over that period and due to an increase in Part I incentive fees. Management fees from MCC increased $1.3 million due to an 18% increase in average fee earning AUM over that period, partly offset by a decrease in Part I incentive fees.

•	Our management fees from long-dated private funds and SMAs decreased by $1.7 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in origination fees.

Performance Fees. Performance fees decreased by $22.1 to $ (10.6) million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of performance fees of MOF II as a result of a decrease in the asset values within the underlying MOF II portfolio.

Other Revenues and Fees. Other revenues and fees decreased by $1.7 million, or 23%, to $5.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease of $3.7 million of reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the nine months ended September 30, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $4.5 million, or 30%, to $19.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to stock compensation incurred with the grant of restricted stock units in connection with our IPO, increases in base salary and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salary was primarily the result of a 25% increase in average headcount for the nine months ended September 30, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $6.8 million to $(4.6) million for the nine months ended September 30, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.1 million, or 16%, to $10.8 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014, as well as a decrease in expense support agreement expenses related to SIC.

Other Income (Expense)

Dividend income of $0.7 million remained consistent during the nine months ended September 30, 2015 compared to the same period in 2014.

Interest expense increased by $3.0 million to $6.3 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the nine months ended September 30, 2015 and 2014 was $106.1 million and $57.2 million, respectively.

Other expenses, net decreased by $0.6 million to $1.1 million for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was due primarily to a decrease in expense associated with our revenue share payable.

Provision for Income Taxes

Our effective income tax rate was 10.3% and 3.2% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the corporate income tax impact of net income attributed to Medley Management Inc., which was subject to federal, state and local corporate incomes taxes for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Company was only subject to New York City’s unincorporated business tax.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$1,057	$12,513	$18,161	$28,482
Reimbursable fund startup expenses (1)	(943)	1,195	2,751	4,591
Severance expense (1)	-	-	121	(5)
IPO date award stock-based compensation (1)	587	74	1,844	74
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(1,069)	-	(3,284)
Core Net Income	$701	$12,713	$22,877	$29,858
Interest expense	2,141	2,016	6,335	3,380
Income taxes	(161)	584	2,557	1,067
Depreciation and amortization	109	103	341	289
Core EBITDA	$2,790	$15,416	$32,110	$34,594

Core Net Income Per Share:	$0.01	$0.25	$0.48	$0.58

Pro-Forma Weighted Average Shares Outstanding(3)	30,455,796	30,484,637	30,456,326	30,484,693

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.
(3)	Assumes the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented and, at the beginning of each period in 2014, the issuance of 6,000,000 shares of Class A common stock in connection with our IPO and the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$701	$12,713	$22,877	$29,858
Add: Income taxes	(161)	584	2,557	1,067
Pre-Tax Core Net Income	540	13,297	25,434	30,925

Denominator
Class A shares	6,000,211	6,000,000	6,000,071	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333	23,333,333	23,333,333
Restricted stock units	1,122,252	1,151,304	1,122,922	1,151,360
Pro-Forma Weighted Average Shares Outstanding	30,455,796	30,484,637	30,456,326	30,484,693
Pre-Tax Core Net Income Per Share	$0.02	$0.44	$0.84	$1.01
Less: corporate income taxes per share (1)	(0.01)	(0.19)	(0.36)	(0.43)
Core Net Income Per Share	$0.01	$0.25	$0.48	$0.58

(1)    Assumes that all of our standalone pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0%.

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities on a standalone basis involve: (i) generating cash flow from operations, which largely includes management fees; (ii) realizations generated from our investment activities; (iii) funding capital commitments that we have made to our funds; (iv) making distributions to our owners; and (v) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2015, our cash and cash equivalents were $63.8 million.

Our material sources of cash from our operations include: (i) management fees, which are collected quarterly; (ii) performance fees, which can be less predictable as to amount and timing; and (iii) fund distributions related to our investments in products that we manage. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local income tax, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

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

Borrowings under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Revolving Credit Facility are (i) if the ratio of net debt to Core EBITDA is less than 1.0 to 1.0, 1.5% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.0% until maturity; and (ii) if the ratio of net debt to Core EBITDA is greater than or equal to 1.0 to 1.0, 2.50% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.25% until maturity.

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

In October 2014, we voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from our initial public offering. The $15.0 million prepayment was applied against the first quarterly installment which was due on March 31, 2015, as well as the remaining quarterly installments through June 30, 2017.

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

Notes Payable

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matures in March 2016. As of September 30, 2015, $0.6 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Nine Months Ended
	September 30,
	(unaudited)
	2015	2014
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(91,399)	$(160,724)
Net cash provided by (used in) investing activities	55	(400)
Net cash provided by financing activities	67,892	257,223
Net increase (decrease) in cash and cash equivalents	$(23,452)	$96,099

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

Our net cash flow used in operating activities was $91.4 million and $160.7 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts primarily include net purchases of investments by our Consolidated Funds, of $72.2 million and $238.5 million, respectively, and a change in cash and cash equivalents of the Consolidated Funds of $(70.3) million and $18.7 million, respectively. For the nine months ended September 30, 2015, our net cash flow used in operating activities also includes a $31.0 million realized gain on investments by our Consolidated Funds. These amounts also represent the variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions of property and equipment and distributions from our equity method investments. Purchases of property and equipment were $0.1 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions from equity method investments were $0.2 million for the nine months ended September 30, 2015.

Financing Activities

Net contributions from non-controlling interests in our Consolidated Funds were $107.4 million and $97.6 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions to members are presented as a use of cash from financing activities and were $29.5 million and $117.2 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we had a net repayment of debt obligations which provided a net outflow of cash to us of $0.9 and a net issuance of debt obligations which provided a net inflow of cash to us of $88.3 million, respectively. During the nine months ended September 30, 2015 and 2014, we had net repayments on secured borrowings of $6.3 million and net proceeds from secured borrowings of $93.9 million, respectively.

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

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of September 30, 2015 and December 31, 2014, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, “Fair Value Measurements,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

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

Stock-based compensation expense recognized during the three and nine months ended September 30, 2015 is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

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

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 9, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2015 on a standalone and consolidated basis.

	Less than	1 - 3	4 - 5
	1 year	years	years	Thereafter	Total
Medley Obligations	(Amounts in thousands)
Operating lease obligations (1)	$604	$7,641	$5,548	$6,684	$20,477
Debt obligations payable (2)	313	8,687	96,625	-	105,625
Interest obligations on debt	1,579	18,446	2,577	-	22,602
Revenue Share Payable	298	3,314	1,740	1,099	6,451
Capital commitments to funds (3)	300	-	-	-	300
Secured borrowings of Consolidated Funds	712	48,259	83,152	3,911	136,034
Total	$3,806	$86,347	$189,642	$11,694	$291,489

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. In August 2015, the Company signed a new lease for its office space in New York City. The Company’s obligations under the current terms of these leases extend through September 2023. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.
(2)	We have included all loans described in Note 6, “Loans Payable,” to our condensed consolidated financial statements included in this Form 10-Q.
(3)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our condensed consolidated financial statements. As of September 30, 2015 and December 31, 2014, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of September 30, 2015 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2015, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to reversal would have been approximately $9.7 million.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMA's as of September 30, 2015, we calculated a $0.9 million and $2.7 million increase in the management fees for the three and nine months ended September 30, 2015, respectively, on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMA’s as of September 30, 2015, we calculated a $1.0 million and $1.1 million decrease in the management fees for the three months ended September 30, 2015, on a consolidated and standalone basis, respectively, and a $2.8 million and $3.4 million decrease in the management fees for the nine months ended September 30, 2015, on a consolidated and standalone basis, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMA's as of September 30, 2015, we calculated a $13.3 million and $49.0 million increase in the performance fees for both the three and nine months ended September 30, 2015 on a consolidated and standalone basis, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMA's as of September 30, 2015, we calculated a $4.7 million and $7.9 million decrease in the performance fees for both the three and nine months ended September 30, 2015 on a consolidated and standalone basis, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2015, we calculated a $11.7 million increase in the Part I and II incentive fees for the three and nine months ended September 30, 2105, on both a consolidated and standalone basis. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2015, we calculated a $0.4 million increase in the Part I incentive fees for the three and nine months ended September 30, 2015, on both a consolidated and standalone basis.

Interest Rate Risk

As of September 30, 2015, we had $102.7 million of debt outstanding, presented as loans payable on our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on the loans was 6.50% as of September 30, 2015.

Based on the floating rate component of our debt obligations payable as of September 30, 2015, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of September 30, 2015, interest expense related to variable rates would increase or decrease by 15% or $0.2 million and 15% or $0.7 million, respectively, for the three and nine months ended September 30, 2015 on both a standalone and consolidated basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: November 16, 2015	By:	/s/ Richard T. Allorto, Jr.
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

