Form 10-K
period 2015-12-31
MEDLEY MANAGEMENT INC.
filed 2016-03-18
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36638

Medley Management Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1130638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $71,040,000.

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 17, 2016 was 5,777,726. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 17, 2016 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” which include, but are not limited to, the following:

•	difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition;

•	we derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner;

•	we may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations;

•	a change of control of us could result in termination of our investment advisory agreements;

•	the historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A common stock;

•	if we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully;

•	we depend on third-party distribution sources to market our investment strategies;

•	an investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies could adversely impact our results of operations;

•	our funds’ investee companies may incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

•	subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens and, if there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds;

•	there may be circumstances where our funds’ debt investments could be subordinated to claims of other creditors or our funds could be subject to lender liability claims;

•	our funds may not have the resources or ability to make additional investments in our investee companies;

•	economic recessions or downturns could impair our investee companies and harm our operating results;

•	a covenant breach by our investee companies may harm our operating results;

•	the investment management business is competitive;

•	our funds operate in a competitive market for lending that has recently intensified, and competition may limit our funds’ ability to originate or acquire desirable loans and investments and could also affect the yields of these assets and have a material adverse effect on our business, results of operations and financial condition;

•	dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments;

•	some of our funds may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments;

•	we generally do not control the business operations of our investee companies and, due to the illiquid nature of our investments, may not be able to dispose of such investments;

•	a substantial portion of our investments may be recorded at fair value as determined in good faith by or under the direction of our respective funds’ boards of directors or similar bodies and, as a result, there may be uncertainty regarding the value of our funds’ investments;

•	we may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and separately managed accounts;

•	our funds may face risks relating to undiversified investments;

•	third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance;

•	our funds may be forced to dispose of investments at a disadvantageous time;

•	hedging strategies may adversely affect the returns on our funds’ investments;

•	our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect our business, results of operations and financial condition;

•	we depend on our senior management team, senior investment professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects;

•	our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our business;

•	potential conflicts of interest may arise between our Class A common stockholders and our fund investors;

•	rapid growth of our business may be difficult to sustain and may place significant demands on our administrative, operational and financial resources;

•	we may enter into new lines of business and expand into new investment strategies, geographic markets and business, each of which may result in additional risks and uncertainties in our business;

•	extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations;

•	failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business;

•	new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business;

•	present and future business development companies for which we serve as investment adviser are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny;

•	we are subject to risks in using custodians, counterparties, administrators and other agents;

•	a portion of our revenue and cash flow is variable, which may impact our ability to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline;

•	we may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result;

•	employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm, and fraud and other deceptive practices or other misconduct at our investee companies could similarly subject us to liability and reputational damage and also harm our business;

•	our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments;

•	our Senior Secured Credit Facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition;

•	operational risks may disrupt our business, result in losses or limit our growth;

•	Medley Management Inc.’s only material asset is its interest in Medley LLC, and it is accordingly dependent upon distributions from Medley LLC to pay taxes, make payments under the tax receivable agreement or pay dividends;

•	Medley Management Inc. is controlled by our pre-IPO owners, whose interests may differ from those of our public stockholders;

•	Medley Management Inc. will be required to pay exchanging holders of LLC Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LLC Units and related transactions;

•	in certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement; and

•	anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Unless the context suggests otherwise, references herein to:

•	“assets under management” or “AUM” refers to the assets of our funds, which represents the sum of the NAV of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of assets under management or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“Consolidated Funds” refers to, with respect to periods after December 31, 2013 and before January 1, 2015, MOF II and, with respect to periods prior to January 1, 2014, MOF I LP, MOF II and MOF III, subsequent to its formation;

•	“fee earning AUM” refers to the AUM on which we directly earn base management fees;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to, with respect to the year ended December 31, 2015, MOF II, MOF III and any other private funds we may manage in the future, provided that, with respect to periods prior to December 31, 2014, “long-dated private funds” refers to MOF I, MOF II and MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our IPO and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	“MOF I LP” refers to Medley Opportunity Fund LP;

•	“MOF I Ltd.” refers to Medley Opportunity Fund Ltd;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. These fees are not subject to clawbacks or netting against realized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

v

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Medley Capital Corporation (NYSE: MCC) (“MCC”) and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

Item 1. Business

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of December 31, 2015, we had approximately $4.8 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. As of January 25, 2016, we had over $5.0 billion of AUM. Over the past 13 years, we have provided in excess of $6 billion of capital to over 300 companies across 35 industries in North America.

Our business is currently comprised of only one reportable segment, the investment management segment, and substantially all of our operations are conducted through this segment. Financial information regarding our segment is included in Note 15, Segment Reporting, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, generally leads to predictable management fee and incentive fee income. Our year over year AUM growth as of December 31, 2015 was 30%, and our compounded annual growth rate of AUM from December 31, 2010 through December 31, 2015 was 37%, which have been driven in large part by the growth in our permanent capital vehicles.

Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2015, approximately 70% of secured investments across our funds were first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate (at December 31, 2015, approximately 79% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.

Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2015, we had over 80 employees, including over 40 investment, origination and credit management professionals, and over 40 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

Our Funds

We provide our credit-focused investment strategies through various funds and products that meet the needs of a wide range of retail and institutional investors.

Our permanent capital vehicles, MCC and SIC offer investors compelling risk-adjusted yield opportunities. Given their permanent capital nature and focus on senior credit, they provide a high degree of fee income visibility. Additionally, we have a strong institutional investor base for our long-dated private funds and separately managed accounts, which have been an important source of diversified capital for our business.

Except as otherwise described herein with respect to our BDCs, our investment funds themselves do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c)(1), Section 3(c)(7) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under certain current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain subsidiaries of Medley LLC typically serve as an investment adviser for our funds and are registered under the Advisors Act. Our funds’ investment advisers or one of their affiliates are entitled to management fees, performance fees and/or incentive fees from each investment fund to which they serve as investment advisers. For a discussion of the fees to which our funds’ investment advisers are entitled across our various types of funds, please see “Business — Fee Structure.”

Medley Capital Corporation

We launched MCC (NYSE: MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a BDC with approximately $1.4 billion in AUM as of December 31, 2015. MCC has demonstrated a 48% compounded annual growth rate of AUM from inception through December 31, 2015.

Sierra Income Corporation

We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. SIC is now offered on a continuous basis to investors through over 165 broker dealers representing over 15,215 registered investment advisers (“RIAs”) as of December 31, 2015. Since inception, SIC has demonstrated rapid growth. During the year ended December 31, 2015, SIC increased AUM by $360 million to $1.2 billion, a 45% increase year over year.

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

Separately Managed Accounts

We launched our first separately managed account in 2010 and currently manage five separately managed accounts. In the case of our separately managed accounts, the investor, rather than us, dictates the risk tolerances and target returns of the account. We act as an investment adviser registered under the Advisers Act for these accounts. The accounts offer customized solutions for liability driven investors such as insurance companies and typically offer attractive returns on risk based capital.

Fee Structure

We earn management fees at an annual rate of 0.75% to 1.75% and may earn performance fees, which may be in the form of an incentive fee or carried interest, in the event that specified investment returns are achieved by the fund or separately managed account. Management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital (4) NAV, or (5) lower of cost or market value of a fund’s portfolio investments. Management fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund or separately managed account. We earn incentive fees pursuant to our investment management agreement between our BDCs and their adviser, as described below. In addition, we may earn additional carried interest performance fees on our long-dated private funds and separately managed accounts that are typically 15% to 20% of the total return over a 6% to 8% annualized preferred return.

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

The two components of the MCC incentive fee are as follows.

•	The first, the Part I incentive fee, payable quarterly in arrears, is 20.0% of MCC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, we receive no incentive fee until MCC’s net investment income equals the hurdle rate of 2.0%, but then receive, as a “catch-up”, 100% of MCC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MCC Advisors LLC will receive 20.0% of MCC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that MCC receives from portfolio companies accrued during the calendar quarter, minus MCC’s operating expenses for the quarter including the base management fee, expenses payable to MCC Advisors LLC, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on net investment income.

•	The second, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of MCC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to MCC Advisors LLC.

Effective January 1, 2016, pursuant to a fee waiver agreement executed by MCC Advisors LLC on February 8, 2016, the base management fee will be calculated at an annual rate of 1.75% on MCC’s gross assets up to $1.0 billion and 1.50% on MCC’s gross assets over $1.0 billion, and payable quarterly in arrears (the “Reduced Base Management Fee”). The Reduced Base Management Fee will be calculated based on the average value of MCC’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter.

In addition, effective January 1, 2016, the incentive fee based on net investment income will be reduced from 20.0% on pre-incentive fee net investment income over a fixed hurdle rate of 2.0% per quarter, to 17.5% on pre-incentive fee net investment income over a fixed hurdle rate of 1.5% per quarter. Moreover, the incentive fee based on net investment income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, as described below (the “Reduced Incentive Fee on Net Investment Income”), from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.” The hurdle amount for the Reduced Incentive Fee on Net Investment Income is determined on a quarterly basis, and is equal to 1.5% multiplied by MCC’s net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the MCC’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by MCC of its common stock (including issuances pursuant to MCC’s dividend reinvestment plan), any repurchase by MCC of its own common stock, and any dividends paid by MCC, each as may have occurred during the relevant quarter. Any Reduced Incentive Fee on Net Investment Income will be paid to MCC Advisors LLC on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Reduced Base Management Fee but excluding any incentive fee on pre-incentive fee net investment income or on MCC’s capital gains.

The Reduced Incentive Fee on Net Investment Income for each quarter is determined as follows:

•	No incentive fee based on net investment income is payable to MCC Advisors LLC for any calendar quarter for which there is no Excess Income Amount;

•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by MCC’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the Reduced Incentive Fee on Net Investment Income; and

•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Reduced Incentive Fee on Net Investment Income.

The amount of the Reduced Incentive Fee on Net Investment Income that will be paid to MCC Advisors LLC for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The Reduced Incentive Fee on Net Investment Income that is paid to MCC Advisors for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees based on net investment income that was paid in respect of the first eleven calendar quarters (or a portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (X) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (Y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Reduced Incentive Fee based on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Reduced Incentive Fee on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, and dilution to the Company’s net assets due to capital raising or capital actions, in such period and (ii) aggregate capital gains, whether realized or unrealized and accretion to the Company’s net assets due to capital raising or capital action, in such period.

Dilution to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to the Company’s net assets due to other capital action is calculated, in the case of repurchases by the Company of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by the Company.

For the avoidance of doubt, the purpose of the new fee structure is, beginning as of January 1, 2016, to permanently reduce aggregate fees payable to MCC Advisors by the Company. Beginning January 1, 2016, in order to ensure that the Company will pay MCC Advisors aggregate fees on a cumulative basis under the new fee structure that are less than the aggregate fees otherwise due under the Management Agreement, MCC advisors will, at the end of each quarter, calculate aggregate base management fees and incentive fees on net investment income under both the new fee structure and the fee structure under the Management Agreement, and if, at any time after January 1, 2016, the aggregate fees on a cumulative basis under the new fee structure would be greater than the aggregate fees on a cumulative basis under the fee structure under the Management Agreement, MCC Advisors shall only be entitled to the lesser of those two amounts.

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

The two components of the SIC incentive fee are as follows.

•	The first, the Part I incentive fee (which is also referred to as a subordinated incentive fee), payable quarterly in arrears, is 20.0% of SIC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 1.75% (which is 7.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, SIC Advisors LLC receives no incentive fee until SIC’s net investment income equals the hurdle rate of 1.75%, but then receive, as a “catch-up”, 100% of SIC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, SIC Advisors LLC will receive 20.0% of SIC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that SIC receives from portfolio companies accrued during the calendar quarter, minus SIC’s operating expenses for the quarter including the base management fee, expenses payable to SIC Advisors LLC or to us, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that SIC Advisors LLC have not yet received in cash. Since the hurdle rate is fixed, if interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on net investment income.

•	The second, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of SIC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to SIC Advisors LLC.

SC Distributors, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by SIC to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.

Long-Dated Private Funds and Separately Managed Accounts

The investment adviser of our long-dated private funds and separately managed accounts receives an annual management fee and may earn incentive fees. In general, management fees are calculated at an annual rate of 0.75% to 1.50% calculated on the value of the capital accounts or the value of the investments held by each limited partner, fund or account. The management fee may be offset by an amount ranging from 50% to 100% of certain transaction and advisory fees we receive in connection with services we provide to any entity in which the fund or account has invested. In addition, the investment adviser of our long-dated private funds and separately managed accounts generally receives incentive fees in an amount equal to 15.0% to 20.0% of the realized cash derived from an investment, subject to a cumulative annualized preferred return to the investor of 6.0% to 8.0%, which is in turn subject to a 50% to 100% catch-up allocation to the investment adviser.

In order to better align the interests of our senior professionals and the other individuals who manage our long-dated private funds with our own interests and with those of the investors in such funds, such individuals may be allocated directly a portion of the performance fees in such funds. These interests entitle the holders to share the performance fees earned from MOF II. We may make similar arrangements with respect to allocation of performance fees with respect to MOF III or other long-dated private funds that we may advise in the future.

As noted above, in connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have advised or funds advised by our competitors. See “Risk Factors — Risks Related to Our Business and Industry — We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.”

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

Permanent Capital Vehicles

We distribute our permanent capital vehicles through two sub-channels:

•	MCC is our publicly traded vehicle. It offers retail and institutional investors liquid access to an otherwise illiquid asset class (middle market credit). In addition to equity capital, MCC also raises debt capital in the private and public markets which is an alternative source of capital in challenging operating environments.

•	SIC is our non-traded public vehicle. It offers retail and institutional investors access to an otherwise illiquid asset class (middle market credit) without exposure to public market trading volatility. It allows us to continue to raise capital continually during more challenging operating environments when publicly listed vehicles may be trading below net asset value (“NAV”), which we believe is valuable during times of market volatility. We believe this is a competitive advantage allowing us to make opportunistic investments, while peers may be more limited during times of market volatility.

Long-Dated Private Funds and SMAs

We distribute our long-dated private funds and SMAs through two sub-channels:

•	Long-dated private funds: Our long-dated private funds offer institutional investors attractive risk-adjusted returns. We believe this channel is an important element of our capital raising efforts given institutional investors are more likely to remain engaged in higher yielding private credit assets during periods of market turbulence.

•	Separately managed accounts: Our separately managed accounts provide investors with customized investment solutions. This is particularly attractive for liability driven investors such as insurance companies that invest over long time horizons.

We believe that our deep and long-standing investor relationships, founded on our strong performance, disciplined management of our investors’ capital and diverse product offering, have facilitated the growth of our existing business and will assist us with the development of additional strategies and products, thereby increasing our fee earning AUM in the future. We have dedicated in-house capital markets, investor relations and marketing specialists. We have frequent discussions with our investors and are committed to providing them with the highest quality service. We believe our service levels, as well as our emphasis on transparency, inspire loyalty and support our efforts to continue to attract investors across our investment platform.

Investment Process

Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities through direct relationships with companies, financial sponsors, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants. Our national origination platform allows us to seek geographic diversity in our investments. As a leading provider of private debt, we are often sought out as a preferred financing partner. Historically, the majority of our annual origination volume has been derived from direct loan origination, and at December 31, 2015, approximately 72% of our total commitments were directly originated.

Our investment team, comprised of over 40 professionals as of December 31, 2015, has a broad network of industry relationships and extensive experience sourcing, underwriting and managing private debt investments. Our experience and reputation has allowed us to generate a substantial flow of attractive investment opportunities. In 2015, we sourced 1,085 investment opportunities, which resulted in 86 investments and approximately $887 million of invested capital. At December 31, 2015, our funds had 307 investments across 145 borrowers.

Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process also involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential as our funds have historically invested primarily in privately held companies, for which public financial information is generally unavailable. Since our inception, we have in excess of $6 billion of capital and have experienced annualized realized losses for 0.3% of that capital through December 31, 2015. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

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

Our disciplined underwriting process also involves the engagement of industry experts and third-party consultants. The investment team routinely uses third-party consultants and market studies to corroborate valuation and industry specific due diligence, as well as provide quality of earnings analysis. Experienced legal counsel is engaged to evaluate and mitigate regulatory, insurance, tax or other company-specific risks.

After the investment team completes its final due diligence, each proposed investment is presented to our investment committee and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. Our investment committee requires a majority vote to approve any investment.

Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly review of financial information and attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in Black Mountain, an investment management software program. Black Mountain creates a centralized, dynamic electronic repository for all of our portfolio company data and generates comprehensive, standardized reports and dashboards which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history.

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

Regulatory and Compliance Matters

Our business, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The SEC and other regulators around the globe have in recent years significantly increased their regulatory activities with respect to alternative asset management firms. Certain of our business are subject to compliance with laws and regulations of United States federal and state governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Our business have operated for a number of years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by regulators or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

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

MCC and SIC are BDCs. A BDC is a special category of investment company under the Investment Company Act that was added by Congress to facilitate the flow of capital to private companies and small public companies based in the United States that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the Investment Company Act. As such, BDCs are subject to only certain provisions of the Investment Company Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the Investment Company Act than are other investment companies that are registered under the Investment Company Act in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”), for federal tax purposes. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The Investment Company Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that a BDC may not change the nature of its business so as to cease to be, or withdraw its election to be regulated as a BDC unless approved by a majority of its outstanding voting securities. The Investment Company Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of its outstanding voting securities are present or represented by proxy or (2) more than 50% of its voting securities.

Generally, BDCs are prohibited under the Investment Company Act from knowingly participating in certain transactions with their affiliates without the prior approval of their board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser.

On November 25, 2013, we received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions among our BDCs and other funds managed by us (the “Exemptive Order”), subject to the conditions included therein. In situations where co-investment with other funds managed by us is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of our other clients, we will need to decide which client will proceed with the investment. We will make these determinations based on our policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, our BDCs will be unable to invest in any issuer in which another of our funds holds an existing investment. Similar restrictions limit our BDCs’ ability to transact business with our officers or directors or their affiliates.

Under the terms of the Exemptive Order, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the independent directors of our BDCs must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the applicable BDC and such BDC’s stockholders and do not involve overreaching of such BDC or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the BDC’s stockholders and is consistent with its investment strategies and policies.

Our BDCs have elected to be treated as RICs under Subchapter M of the Code. As RICs, the BDCs generally do not have to pay corporate-level federal income taxes on any income that is distributed to its stockholders from its tax earnings and profits. To maintain qualification as an RIC, our BDCs must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, the BDCs must distribute to their stockholders, for each taxable year, at least 90% of their “investment company taxable income,” which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of any of these types of entities, regardless of geographic location, from conducting proprietary trading or investing in or sponsoring a “covered fund,” which includes private equity funds and hedge funds (i.e., the Volcker Rule); and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years.

The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. Certain of our funds may from time to time, directly or indirectly, invest in instruments that meet the definition of a “swap” under the Commodity Exchange Act and the CFTC’s rules promulgated thereunder. As a result, such funds may qualify as commodity pools, and the operators of such funds may need to register as commodity pool operators (“CPOs”) unless an exemption applies. Additionally, pursuant to a rule finalized by the CFTC in December 2012, certain classes of interest rate swaps and certain classes of index credit default swaps are now subject to mandatory clearing, unless an exemption applies. As of February 2014, many of these interest rate swaps and index credit default swaps are also now subject to mandatory trading on designated contract markets or swap execution facilities. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed several rules regarding security-based swaps but has only finalized a small number of these rules.

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

We face competition in our lending and other investment activities primarily from other credit-focused funds, specialized funds, BDCs, real estate funds, hedge fund sponsors, other financial institutions and other parties. Many of these competitors in some of our business are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Risk Factors — Risks Related to Our Business and Industry — The investment management business is competitive.”

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2015, we employed over 80 individuals, including over 40 investment, origination and credit management professionals, located in our New York and San Francisco offices.

Corporate Information

Medley Management Inc. was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. Pursuant to the Reorganization consummated in connection with Medley Management Inc.’s IPO, Medley Management Inc. became a holding corporation and the sole managing member of Medley LLC, operating and controlling all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts its business. Our principal executive office is located at 280 Park Avenue, 6th Floor East, New York, New York 10152. Our telephone number is (212) 759-0777.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.mdly.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

Item 1A. Risk Factors

You should carefully read the risks and uncertainties described below, together with the other information included in this Form 10-K. Any of the following risks could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties we are not presently aware of or that we currently believe are immaterial could also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management business. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our assets under management and in part on investment performance, if any of these factors cause a decline in our assets under management or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

We derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner.

With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2015, 2014 and 2013, our investment advisory relationships with MCC and SIC represented approximately 80.2%, 78.9% and 75.3%, respectively, of our total management fees. These investment advisory relationships also represented, in the aggregate, 53% of our AUM at December 31, 2015. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.

With respect to our long-dated private funds, insofar as we control the general partner of such funds, the risk of termination of the investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. However, the applicable fund partnership agreements may permit the limited partners of each respective fund to remove us as general partner by a majority or, in certain circumstances, a super majority vote. In addition, the partnership agreements provide for dissolution of the partnership upon certain changes of control.

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

We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association published a set of Private Equity Principles (the “Principles”), which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. More recently institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management and investment fees to external managers, whether through direct reductions, deferrals or rebates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. For example, on December 3, 2015, we agreed to reduce our fees from MCC and beginning January 1, 2016, the base management fee from MCC was reduced to 1.50% on gross assets above $1 billion. In addition, we reduced our incentive fee from MCC from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle and introduced a netting mechanism and incentive fee income will be subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees from MCC than fees under the current investment management agreement. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees, see “Business — Fee Structure.”

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

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these funds or from any future funds we may raise, in part because:

•	market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;

•	our funds’ rates of returns, which are calculated on the basis of NAV of the funds’ investments, including unrealized gains, which may never be realized;
•	our funds’ returns have previously benefited from investment opportunities and general market conditions that may not recur, and our funds may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•	the historical returns that we present in this Form 10-K derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;

•	you will not benefit from any value that was created in our funds prior to our becoming a public company if such value was previously realized;

•	in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	our newly established funds may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described in this Form 10-K, including risks of the industries and business in which a particular fund invests.

If we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy may include the selective development or acquisition of asset management business, advisory business or other business or financial products complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) our ability to identify and enter into mutually beneficial relationships with venture partners and (f) our ability to properly manage conflicts of interest. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new business or activities. If we are not successful in implementing our growth strategy, our business, results of operations and the market price for our Class A common stock may be adversely affected.

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

Our funds have historically invested primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that private companies:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under debt that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger business, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investee company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing business with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors or employees may, in the ordinary course of business, be named as defendants in litigation arising from our funds’ investments in investee companies.

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

If one of our investee companies were to go bankrupt, depending on the facts and circumstances, including the extent to which our funds actually provided managerial assistance to that investee company or a representative of us sat on the board of directors of such investee company, a bankruptcy court might recharacterize our funds’ debt investment and subordinate all or a portion of our funds’ claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our funds’ legal rights may be subordinated to other creditors.

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

The investment management business is competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. We compete for investors with a number of other investment managers, public and private funds, BDCs, small business investment companies and others. Numerous factors increase our competitive risks, including:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•	several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•	some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds;

•	some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain business or investments than we do and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than we have in raising certain types of funds under the investment management contracts they have negotiated with their investors;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

•	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

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

Our funds operate in a competitive market for lending that has recently intensified. Our profitability depends, in large part, on our funds’ ability to originate or acquire credit investments on attractive terms. In originating or acquiring our target credit investments, we compete with a variety of institutional lenders and investors, including specialty finance companies, public and private funds, commercial and investment banks, BDCs, small business investment companies, REITs, commercial finance and insurance companies and others. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors or their funds are not subject to the operating constraints associated with qualifying as a RIC under subchapter M of the Code or compliance with the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing, transaction structures, covenants or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments may be limited in the future and our funds may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting their ability to identify and originate loans or make investments that are consistent with their investment objectives. We cannot assure you that the competitive pressures our funds face will not have a material adverse effect on our business, results of operations and financial condition.

Dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.

MCC, SIC and our funds’ investee companies rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While our permanent capital vehicles, MCC and SIC, are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to business generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results.

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

Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2015, MCC and SIC were our only funds that relied on leverage. As of December 31, 2015, MCC had a NAV of $562.7 million, $1.4 billion of AUM and an asset coverage ratio of 229%. As of December 31, 2015, SIC had a NAV of $674.1 million, $1.2 billion of AUM and an asset coverage ratio of 238.6%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

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

Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:

•	subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our funds’ ability to realize value from the investment;

•	allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of our funds’ equity investment in it;

•	give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, a number of investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and, in certain cases, defaulted on their debt obligations due to a decrease in revenues and cash flows precipitated by the subsequent economic downturn during 2008 and 2009.

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

The debt and equity instruments in which our funds invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of such fund’s board of directors or similar body. Most, if not all, of our fund’s investments (other than cash and cash equivalents) are classified as Level III under Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures. This means that our funds’ portfolio valuations will be based on unobservable inputs and our funds’ assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our funds’ portfolio investments will require significant management judgment or estimation. Even if observable market data were available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. Our funds retain the services of an independent service provider to review the valuation of these loans and securities.

The types of factors that the board of directors, general partner or similar body may take into account in determining the fair value of a fund’s investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of an investee company, the nature and realizable value of any collateral, the investee company’s ability to make payments and its earnings and discounted cash flow, the markets in which the investee company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our funds’ NAV could be adversely affected if determinations regarding the fair value of such funds’ investments were materially higher than the values that such funds’ ultimately realize upon the disposal of such loans and securities.

We may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may be related to amounts previously distributed to our senior professionals prior to our IPO, with respect to which our Class A common stockholders did not receive any benefit. This obligation is known as a “clawback” obligation. Medley had not received any distributions of performance fees through December 31, 2015, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2015, we recorded a $7.1 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2015, there would be no additional amounts subject to clawback.

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

We anticipate that it will be necessary for us to add investment professionals both to grow our business and to replace those who depart. However, the market for qualified investment professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our performance fees that we grant to our investment professionals.

Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded and as we continue to expand the number and scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action.

We may also cause different funds to invest in a single investee company, for example, where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we advise to purchase different classes of investments or securities in the same investee company. For example, certain of our funds hold minority equity interests, or have the right to acquire such equity interests, in some of our investee companies. As a result, we may face conflicts of interests in connection with making business decisions for these investee companies to the extent that such decisions affect the debt and equity holders in these investee companies differently. In addition, we may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions with respect to these investee companies given that we also manage private funds that may hold equity interests in these investee companies. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us and our funds. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

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

Rapid growth of our business may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

Our assets under management have grown significantly in the past and we are pursuing further growth. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, accounting and operational infrastructure, and has increased expenses. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We may enter into new lines of business and expand into new investment strategies, geographic markets and business, each of which may result in additional risks and uncertainties in our business.

We intend to grow our business by increasing assets under management in existing business and, if market conditions warrant, by expanding into complementary investment strategies, geographic markets and business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the required investment of capital and other resources;

•	the assumption of liabilities in any acquired business;

•	the disruption of our ongoing business;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing demands on our operational and management systems and controls;

•	compliance with additional regulatory requirements;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.

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

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. The regulations to which our business are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our business in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.

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

As a number of public pension plans are investors in our funds, these rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. In addition, such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

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

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years. While we already have several subsidiaries registered as investment advisers subject to SEC examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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

In addition, MCC and SIC are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with MCC and SIC. Under the regulatory and business environment in which they operate, MCC and SIC must periodically access the capital markets to raise cash to fund new investments in excess of their repayments to grow. This results from MCC and SIC each being required to generally distribute to their respective stockholders at least 90% of its investment company taxable income to maintain its RIC status, combined with regulations under the Investment Company Act that, subject to certain exceptions, generally prohibit MCC and SIC from issuing and selling their common stock at a price below NAV per share and from incurring indebtedness (including for this purpose, preferred stock), if their asset coverage, as calculated pursuant to the Investment Company Act, equals less than 200% after such incurrence. If our BDCs are found to be in violation of the Investment Company Act, they could lose their status as BDCs.

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

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition.

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

Although we believe that the majority of our revenue is consistent and predictable due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the year ended December 31, 2015, total revenues of $67.4 million included a reversal of performance fees of $15.7 million. For the years ended December 31, 2014 and 2013, performance fees were 3% and 5% of our total revenues, respectively. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our Class A common stock and cause our results for a particular period not to be indicative of our performance in a future period.

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

Legal liability could have a material adverse effect on our business, financial condition or results of operations or cause reputational harm to us, which could harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our business.

Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm. Fraud and other deceptive practices or other misconduct at our investee companies could similarly subject us to liability and reputational damage and also harm our business.

Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. The violation of these obligations and standards by any of our employees could adversely affect investors in our funds and us. Our business often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of investee companies in which our funds invest. For example, failures by personnel at our investee companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could expose us to litigation or regulatory action and otherwise adversely affect our business and reputation. Such misconduct could undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2015, our total indebtedness, excluding unamortized discount, was approximately $105.3 million. Our substantial debt obligations could have important consequences, including:

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

Operational risks may disrupt our business, result in losses or limit our growth.

Our business relies heavily on financial, accounting and other information systems and technology. We face various security threats, including cyber security attacks to our information technology infrastructure and attempts to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside of Medley. Although we have not yet been subject to cyber-attacks or other cyber incidents and we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage.

In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems, could have a material adverse effect on our business and results of operations.

Furthermore, we depend on our offices in New York and San Francisco, where a substantial portion of our personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse effect on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our business and limit our ability to grow.

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

In addition, our pre-IPO owners own 79.6% of the LLC Units. Because they hold their ownership interest in our business directly in Medley LLC, rather than through Medley Management Inc., these pre-IPO owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Medley LLC makes distributions to Medley Management Inc., the non-managing members of Medley LLC will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in Medley LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when Medley Management Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

Medley Management Inc. will be required to pay exchanging holders of LLC Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LLC Units and related transactions.

Holders of LLC Units (other than Medley Management Inc.) may, subject to certain conditions and transfer restrictions applicable to such holders as set forth in the operating agreement of Medley LLC, exchange their LLC Units for Class A common stock on a one-for-one basis. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

Accordingly, it is possible that the actual cash tax savings realized by Medley Management Inc. may be significantly less than the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon the $5.69 closing price of our Class A common stock on December 31, 2015 and interest rate of 2.2%, we estimate that, if Medley Management Inc. were to have exercised its termination right on December 31, 2015, the aggregate amount of these termination payments would have been approximately $55.3 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

In addition, we and our pre-IPO owners have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 23,333,333 LLC Units may be exchanged for shares of our Class A common stock and, subject to the transfer restrictions set forth in the Limited Liability Company Agreement of Medley LLC, sold. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

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

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019. We will cease to be an emerging growth company upon the earliest of: (i) December 31, 2019; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which we become a “large accelerated filer,” which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our inability to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and common stock price.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Because we are not yet required and, therefore, have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. In addition, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we are not able to complete our assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations or financial reporting could be adversely affected and, once we are no longer an emerging growth company, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. For the reasons described more fully in the following paragraph, deficiencies in our internal controls over financial reporting pose risks to investors in our Class A common stock.

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

As of December 31, 2015, we had 2,993,989,354 shares of Class A common stock authorized but unissued, including approximately 23,333,333 shares of Class A common stock issuable upon exchange of LLC Units that will be held by the non-managing members of Medley LLC. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited liability company agreement of Medley LLC permits Medley LLC to issue an unlimited number of additional limited liability company interests of Medley LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 4,500,000 shares of Class A common stock and LLC Units for issuance under our 2014 Omnibus Incentive Plan, including 1,197,915 shares issuable upon the vesting of restricted stock units granted as of December 31, 2015. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We also lease the space for our other office in San Francisco. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MVF”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437.  The lawsuit was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million.  The lawsuit seeks damages in excess of $100 million.  The defendants dispute the allegations and are vigorously defending the lawsuit and pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on the NYSE under the symbol “MDLY”. Our Class A common stock began trading on the NYSE on September 24, 2014.

The number of holders of record of our Class A common stock as of March 17, 2016 was 4. This does not include the number of stockholders that hold shares in “street name” through banks, brokers and other financial institutions. There is no publicly traded market for our Class B common stock, all of which is currently held by Medley Group LLC.

The following table sets forth the high and low intra-day sales prices per share of our Class A common stock, for the periods indicated, as reported by the NYSE:

	Sales Price
2015	High	Low
First Quarter	$15.14	$9.74
Second Quarter	$12.30	$10.40
Third Quarter	$12.10	$5.86
Fourth Quarter	$8.10	$4.46

	Sales Price
2014	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (beginning September 24, 2014) (1)	$17.44	$16.00
Fourth Quarter (1)	$17.42	$13.35

(1)	Represents the high and low sales price for the period from September 24, 2014, the date our Class A common stock began trading, through December 31, 2014.

Dividend Policy

During fiscal year 2015, we paid four dividends of $0.20 per share to holders of our Class A common stock on January 5, 2015, May 5, 2015, September 4, 2015 and December 4, 2015, and we declared an additional dividend of $0.20 per share to holders of our Class A common stock in respect of the fourth quarter of 2015, which was paid on March 4, 2016. We did not make any dividend payments during fiscal year 2014.

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

Medley LLC’s historical distributions include compensatory payments and other benefits paid to our senior professionals who are members of Medley LLC, which have historically been accounted for as distributions on the equity held by such senior professionals rather than as employee compensation. Following our IPO, compensation and other benefits paid to our senior professionals who are members of Medley LLC are accounted for as employee compensation.

For the years ended December 31, 2015, 2014 and 2013, Medley LLC made distributions to our pre-IPO owners in the amount of $32.7 million, $121.5 million and $41.7 million, respectively.

Stock Performance Graph

The following graph compares the cumulative stockholder return from September 24, 2014, the date our Class A common stock began trading on the NYSE, through December 31, 2015, with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. The graph assumes that the value of the investment in our Class A common stock and each index was $100 on September 24, 2014 and that all dividends and other distributions were reinvested.

[update intervals]

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We repurchase shares of Medley Management Inc. common stock pursuant to our $5.0 million share repurchase program authorized by our Board of Directors on August 10, 2015. This program may be suspended or discontinued at any time and will expire on August 10, 2016.

The following table provides certain information with respect to all purchases made by us or on our behalf, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of our Class A common stock during the fourth quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – 31, 2015	–	$–	$–	5,000,000
November 1 – 30, 2015	–	–	–	5,000,000
December 1 – 31, 2015	31,948	6.09	31,948	4,968,052
Total	31,948	$6.09	$31,948	4,968,052

(a)	Shares were repurchased under our publicly announced share repurchase plan, which provides for repurchases of up to $5.0 million of our Class A common stock and which plan expires on August 10, 2016.

Item 6. Selected Financial Data

The following selected consolidated financial data presents selected data on the financial condition and results of operations of Medley Management Inc., and, for periods prior to September 29, 2014, the financial condition and results of operations of Medley LLC, the predecessor of Medley Management Inc. Medley LLC is considered the predecessor of Medley Management Inc. for accounting purposes, and its consolidated financial statements are the historical financial statements of Medley Management Inc. During fiscal year 2015, we adopted new consolidation guidance which resulted in the deconsolidation of our Consolidated Funds, effective January 1, 2015. Prior to 2015, we consolidated certain funds in our consolidated financial statements which had a significant gross-up effect on our assets, liabilities and cash flows but no effect on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC. This financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes thereto included in this Form 10-K.

We derived the following selected consolidated financial data of Medley Management Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated financial data as of December 31, 2012 and for the year ended December 31, 2012 were derived from our audited consolidated financial statements not included in this Form 10-K. The selected consolidated statement of financial condition data as of December 31, 2013 was derived from our audited consolidated financial statements which are not included in this Form 10-K.

For periods prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to United States federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated tax. As a result of the corporate reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local corporate income tax on its allocable portion of the income of Medley LLC at prevailing corporate tax rates.

Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2015	2014	2013	2012
	(Amounts in thousands except share and per share amounts)
Statement of Operations Data:
Revenues
Management fees	$75,675	$61,252	$36,446	$25,325
Performance fees	(15,685)	2,050	2,412	765
Other revenues and fees	7,436	8,871	5,011	2,152
Total revenues	67,426	72,173	43,869	28,242

Expenses
Compensation and benefits	26,768	20,322	13,712	11,477
Performance fee compensation	(8,049)	(1,543)	7,192	5,148
Consolidated Funds expenses	-	1,670	1,225	1,653
General, administrative and other expenses	16,836	16,312	12,655	9,679
Total expenses	35,555	36,761	34,784	27,957

Other income (expense)
Dividend income	886	886	886	245
Interest expense	(8,469)	(5,520)	(1,479)	(831)
Other expenses, net	(1,641)	(1,773)	(483)	(552)
Interest and other income of Consolidated Funds	-	71,468	52,550	39,001
Interest expense of Consolidated Funds	-	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investments of Consolidated Funds	-	789	(16,080)	(1,600)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,174	(306)	787
Total other income, net	(9,224)	36,516	29,089	24,281
Income before income taxes	22,647	71,928	38,174	24,566
Provision for (benefit from) income taxes	2,015	2,528	1,639	1,087
Net income	20,632	69,400	36,535	23,479
Net income attributable to non-controlling interests in Consolidated Funds	-	29,717	12,898	11,561
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(885)	1,933	-	-
Net income attributable to non-controlling interests in Medley LLC	18,406	36,055	$23,637	$11,918
Net income attributable to Medley Management Inc.	$3,111	$1,695

Per common stock data:
Dividends declared per Class A common stock	$0.60	$0.20
Net income per Class A common stock - Basic and Diluted	$0.46	$0.24 (1)
Weighted average shares - Basic and Diluted	6,002,422	6,000,000

(1)	Based on net income attributable to Medley Management Inc. from September 29, 2014 through December 31, 2014.

	As of December 31,
	2015	2014	2013	2012
	(Amounts in thousands)
Statement of Balance Sheet Data:
Assets
Cash and cash equivalents	$71,688	$87,206	$5,395	$1,292
Investments, at fair value	16,360	9,901	10,173	9,929
Management fees receivable	16,172	15,173	8,921	4,672
Performance fees receivable	2,518	5,573	3,339	928
Other assets	14,727	9,230	5,308	3,530

Assets of Consolidated Funds:
Cash and cash equivalents	-	38,111	60,355	74,133
Investments, at fair value	-	734,870	453,396	356,619
Interest and dividends receivable	-	6,654	2,969	3,100
Other assets	-	3,681	436	229
Total assets	$121,465	$910,399	$550,292	$454,432

Liabilities and Equity
Loans payable	$102,583	$103,057	$27,990	$6,514
Accounts payable, accrued expenses and other liabilities	34,746	27,583	17,613	12,666
Performance fee compensation payable	1,823	11,807	16,225	10,858

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767	1,325	1,084
Secured borrowings	-	141,135	41,178	16,374
Total liabilities	139,152	289,349	104,331	47,496

Equity

Total stockholders' equity (deficit), Medley Management Inc.	(39)	(2,052)	-	-
Non-controlling interests in Consolidated Funds	-	625,548	464,475	407,353
Non-controlling interests in consolidated subsidiaries	(459)	1,526	40	40
Non-controlling interests in Medley LLC	(17,189)	(3,972)	-	-
Medley LLC members' deficit prior to reorganization	-	-	(18,554)	(457)
Total equity (deficit)	(17,687)	621,050	445,961	406,936
Total liabilities and equity	$121,465	$910,399	$550,292	$454,432

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 included in this Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of December 31, 2015, we had approximately $4.8 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. As of January 25, 2016, we had over $5.0 billion of AUM. Over the past 13 years, we have provided in excess of $6 billion of capital to over 300 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs. Our focus on senior secured credit, combined with the permanent and long-dated nature of our vehicles, generally leads to predictable management fee and incentive fee income. Our year over year AUM growth as of December 31, 2015 was 30% and our compounded annual growth rate of AUM from December 31, 2010 through December 31, 2015 was 37%, which have been driven in large part by the growth in our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.5 billion as of December 31, 2015.
•	Long-dated private funds and SMAs: MOF II, MOF III and SMAs, have a total AUM of $2.2 billion as of December 31, 2015.

Since the launch of our first permanent capital vehicle in January 2011, permanent capital has grown to represent 53% of our AUM as of December 31, 2015.

For the year ended December 31, 2015, 89% of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our senior management team has, on average, over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 80 employees, including over 40 investment, origination and credit management professionals, and over 40 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

We believe that our revenue is consistent and predictable due to our investment strategy and nature of our fees. The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees from our permanent capital vehicles are typically 15% to 20% of net investment income, subject to a hurdle rate, and are also paid quarterly in cash.

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

Our primary expenses are compensation to our employees, performance fee compensation and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses, stock-based compensation expenses and benefits paid and payable to our employees. Performance fee compensation is related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and equipment expenses, expense support agreement expenses related to SIC, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses and other general operating items.

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

Our Structure

Medley Management Inc. is a holding company and its sole asset is a controlling equity interest in Medley LLC. Medley Management Inc. operates and controls all of the business and affairs and consolidates the financial results of Medley LLC and its subsidiaries. We and our pre-IPO owners have also entered into an exchange agreement under which they (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 100 issued and outstanding shares of our Class B common stock. For so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, (1) shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and (2) shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. If at any time the ratio at which LLC Units are exchangeable for shares of our Class A common stock changes from one-for-one as set forth in the Exchange Agreement, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

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

The diagram below depicts our current organizational structure (excluding those operating subsidiaries with no material operations or assets):

(1)	The Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will provide Medley Group LLC with a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock.

(2)	If our pre-IPO owners exchanged all of their LLC Units for shares of Class A common stock, they would hold 80.15% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.
(3)	Certain individuals, entities and other partners engaged in our business continue to own interests directly in selected operating subsidiaries, including, in certain instances, entities that receive management, performance and incentive fees from funds that we advise. For additional information concerning these interests, see “Business — Fee Structure.”
(4)	An entity controlled by a former employee held limited liability company interests in MCC Advisors LLC that entitled it to approximately 4.86% of the net incentive fee income through October 29, 2015 from MCC Advisors LLC. Another entity controlled by a former employee holds limited liability company interests in MCC Advisors LLC that entitles it to approximately 5.75% of the net incentive fee income through August 20, 2016 from MCC Advisors LLC.
(5)	SC Distributors, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC.
(6)	As of December 31, 2015, certain former employees and former members of Medley LLC hold approximately 41% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. As of December 31, 2015, approximately 53% of our AUM was in permanent capital vehicles, which have unlimited duration and attractive total returns. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the United States.

During fiscal year 2015, concerns over declines in commodity markets, increasing interest rates, particularly short-term rates, slow economic expansion in non U.S. economies, including continued concerns over China, all highlight the fact that economic conditions were unpredictable and volatile for the year and continue to be into early 2016. The ongoing weakness in commodity prices, especially of crude oil, and the uncertainty regarding the stability of the oil and gas markets have resulted in a tightening of credit across multiple sectors. Mark to market losses on commodity related debt caused pricing volatility on credit returns and increased financing costs for business across most sectors.

In general, these market and economic conditions have created opportunities for us. Our ability to lend across the capital structure and at varying interest rates provides our firm access to a larger borrower subset; especially as traditional lending sources including banks and the public markets are pulling away from non-investment grade borrowers.

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

Consolidated Variable Interest Entities

Medley Management Inc. is the sole managing member of Medley LLC and, as such it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts our business. Under U.S. GAAP, Medley LLC meets the definition of a variable interest entity because the equity of Medley LLC is not sufficient to permit activities without additional subordinated financial support. Medley Management Inc. is the has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.

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

Consolidation and Deconsolidation of Medley Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. The Company had consolidated MOF I LP in its consolidated financial statements in accordance with ASC 810-20, as the Company was the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, the Company completed its role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, the Company deconsolidated the financial statements of this fund, on January 1, 2015.

Prior to January 1, 2015, we had consolidated MOF II LP in our consolidated financial statements in accordance with ASC 810-20 as we were the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASC 2015-02, which we adopted on January 1, 2015, for limited partnerships and other similar entities, unaffiliated investors must be granted kick-out rights in order to not qualify as a VIE under condition (b) above. The Company reconsidered the consolidation conclusion for MOF II LP as a result of the new guidance and determined that, although MOF II LP continues to be VIE, the Company is no longer considered to be the primary beneficiary. Therefore, the Company deconsolidated MOF II LP at January 1, 2015 and records its investment in the entity under the equity method of accounting.

Components of Our Results of Operations

Management Fees. Management fees include both base management fees as well as Part I incentive fees. In our consolidated results, our base management fees attributable to our Consolidated Funds were eliminated in our consolidated results of operations.

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

In addition, we also receive non asset-based management fees that may include special fees such as origination fees, transaction fees and similar fees paid to us in connection with portfolio investments of our funds. These fees are specific to particular transactions and the contractual terms of the portfolio investments, and are recognized when earned.

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

MCC Part I incentive fees are equal to 20.0% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed hurdle rate of 2.0% per quarter, calculated on the prior quarter NAV. No fee is earned until MCC’s net investment income exceeds the 2.0% hurdle rate. There is a catch-up provision that allocates to us all investment income above the hurdle rate but below a 2.5% return on the prior quarter NAV. Thereafter, we receive 20.0% of MCC’s net investment income above a 2.5% return on the prior quarter NAV. We believe MCC Part I incentive fees are predictable and are recurring in nature. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

On December 3, 2015, MCC Advisors LLC, one of our subsidiaries and the investment manager for MCC, recommended and, in consultation with MCC’s board of directors, agreed to reduce its fees under its investment management agreement with MCC.  Beginning January 1, 2016, MCC Advisors LLC’s base management fee will be calculated at an annual rate of 1.75% on MCC’s gross assets up to $1.0 billion and a reduced 1.50% from 1.75% on MCC’s gross assets above $1.0 billion. In addition, MCC Advisors LLC will reduce its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle with a catch-up. Moreover, the revised incentive fee will include a netting mechanism and will be subject to a rolling three-year look back from January 1, 2016 forward. For details of the new MCC fee structure, please see “Business — Fee Structure.” Under no circumstances will the new fee structure result in higher fees to MCC Advisors LLC than fees under its current investment management agreement with MCC. Other than the foregoing, no other fee reductions have been made under the Company’s management agreements.

SIC Part I incentive fees are equal to 20.0% of its net investment income (before SIC Part I incentive fees and SIC Part II incentive fees), subject to a fixed hurdle rate of 1.75% per quarter, calculated on the prior quarter NAV. No fee is earned until SIC’s net investment income exceeds the 1.75% hurdle rate. There is a catch-up provision that allocates to us all investment income above the hurdle rate but below a 2.1875% return on the prior quarter NAV. Thereafter, we receive 20.0% of SIC’s net investment income above a 2.1875% return on the prior quarter net assets value. We believe SIC Part I incentive fees are predictable and are recurring in nature. SIC Part I incentive fees are not subject to repayment (or clawback) and are paid quarterly in cash.

Performance Fees. Our long-dated private funds and SMAs have industry standard carried interest performance fee structures and are typically 15% to 20% of the total return over a 6.0% to 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item on our consolidated statements of operations. These fees are subject to clawbacks, and netted against unrealized and realized losses.

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors – Risks Related to Our Business and Industry” included in this Form 10-K.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley had not received any distributions of performance fees through December 31, 2015, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2015, we accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the years ended December 31, 2015 and 2014, the Company reversed $24.0 million and $2.3 million, respectively, of previously recognized performance fees. The Company did not reverse any previously recognized performance fees during the year ended December 31, 2013. Cumulative performance fees recognized through December 31, 2015 were $4.6 million.

•	Part II Incentive Fees. For our permanent capital vehicles, Part II incentive fees generally represent 20.0% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

Other Revenues and Fees. We provide administrative services to certain of our affiliated funds that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. These fees are reported within total revenues in our audited consolidated financial statements included in this Form 10-K.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See Part I., Item 1., of this Form 10-K. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K for additional information regarding the manner in which management fees, performance fees and other fees are generated.

Expenses

Compensation and Benefits. Compensation and benefits generally includes salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expenses relating to restricted stock units are measured at fair value as of the grant date, taking into consideration expected forfeitures, and are expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.

Prior to the Reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The payments to our Co-Chief Executive Officers are periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $3.0 million for each of the years ended December 31, 2015 and 2014. Commencing with the fourth quarter of 2014 and for the year ended December 31, 2015, neither of our Co-Chief Executive Officers received any guaranteed payments.

Performance Fee Compensation. Performance fee compensation includes compensation related to performance fees, which generally consists of profit interests that we grant to our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profits interest granted and is calculated based upon the net present value of the projected performance fees. Payments to profit interest holders are payable when the performance fees are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue. We have an obligation to pay our employees a portion of the performance fees earned from certain funds, including revenue from Consolidated Funds that is eliminated in consolidation.

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

Other Expenses, Net. Other expenses, net consists primarily of expenses associated with our revenue share payable, equity income (loss) and unrealized gains (losses) associated with our equity method investments.

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

Provision for Income Taxes. Prior to our Reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to United States federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax. As a result of the Reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income taxes on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of the Company’s earnings are not subject to corporate level taxes.

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

Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Funds. Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in Consolidated Funds that are consolidated in our financial statements.

Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Subsidiaries. Net income (loss) attributable to non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in consolidated subsidiaries.

Net Income (Loss) Attributable to Non-Controlling Interests in Medley LLC. Net income (loss) attributable to non-controlling interests in Medley LLC represents the ownership interests that non-managing members’ hold in Medley LLC.

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

Managing Business Performance

Non-GAAP Financial Information

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley Management Inc. and net income attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, certain one-time severance costs to former employees, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO and, for periods prior to 2015, adjustments to reverse the effect of the consolidation of Consolidated Funds.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

 Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of 23,333,333 LLC Units for 23,333,333 shares of Class A common stock at the beginning of each period presented and, at the beginning of the years ended December 31, 2014 and 2013, the issuance of 6,000,000 shares of Class A common stock in connection with our IPO and the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 43.0%. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share and, for periods prior to 2015, total standalone revenue per share.

Prior to 2015, under U.S. GAAP, we were required to consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See “Critical Accounting Policies — Principles of Consolidation” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K. We refer to “standalone financial information” or information presented on a “standalone basis” as information derived from our consolidated balance sheets and statements of operations for the periods prior to 2015 that has been adjusted to eliminate the effects of the Consolidated Funds on our consolidated balance sheets and statements of operations. For the years ended December 31, 2014 and 2013, revenues from management fees, performance fees and investment income on a standalone basis were greater than those presented on a consolidated basis in accordance with U.S. GAAP because certain revenues recognized from Consolidated Funds were eliminated in consolidation. Furthermore, for those years, expenses on a standalone basis were lower than related amounts presented on a consolidated basis in accordance with U.S. GAAP due to the exclusion of the expenses of the Consolidated Funds.

These non-GAAP financial measures are not prepared in accordance with U.S. GAAP but supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “— Results of Operations,” which are prepared in accordance with U.S. GAAP. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see “— Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$21,517	$37,750	$23,637

Non-GAAP Data:
Core Net Income (1)	29,747	40,882	23,206
Core EBITDA	41,721	47,957	25,662
Core Net Income Per Share	$0.61	$0.79	$0.45
Core Net Income Margin	27.7%	29.2%	22.8%
Pro-Forma Weighted Average Shares Outstanding	30,459,958	30,491,417	30,484,722

Other Data (at period end, in millions):
AUM	$4,779	$3,682	$2,283
Fee Earning AUM	$3,302	$3,058	$2,006

(1)	With respect to the years ended December 31, 2014 and 2013, Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO these payments were recorded as distributions from members’ capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Ending balance, December 31, 2012	$701	$1,064	$1,765	40%	60%
Commitments (1)	576	129	705
Capital reduction (2)	-	-	-
Distributions (3)	(55)	(61)	(117)
Change in fund value (4)	57	(128)	(70)
Ending balance, December 31, 2013	$1,279	$1,004	$2,283	56%	44%
Commitments (1)	1,037	704	1,741
Capital reduction (2)	-	(185)	(185)
Distributions (3)	(109)	(33)	(142)
Change in fund value (4)	46	(61)	(15)
Ending balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	485	874	1,359
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(75)	(212)
Change in fund value (4)	(32)	22	(10)
Ending balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income and return of capital.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

AUM increased by $1.1 billion, or 30%, to $4.8 billion as of December 31, 2015 compared to AUM as of December 31, 2014. Our permanent capital vehicles increased AUM by $293.0 million, or 13%, primarily associated with new equity issuances at SIC and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $804.3 million, or 56%, primarily associated with new capital commitments from our SMAs.

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

Components of Fee Earning AUM

	As of December 31,
	2015	2014
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,238	$2,047
Fee earning AUM based on capital commitments	113	88
Fee earning AUM based on invested capital or NAV	951	923
Total fee earning AUM	$3,302	$3,058

As of December 31, 2015, fee earning AUM based on gross asset value increased by $190.1 million, or 9%, compared to December 31, 2014. The increase in fee earning AUM based on gross asset value was due primarily to an increase in AUM of SIC that resulted from additional equity raised during the period and additional leverage commitments or capacity raised or utilized during the period.

As of December 31, 2015, fee earning AUM based on capital commitments increased by $25.0 million or 29%, compared to December 31, 2014. The increase in fee earning AUM based on capital commitments was due to the increase in AUM of MOF III that resulted from new capital commitments.

As of December 31, 2015, fee earning AUM based on invested capital or NAV increased by $28.0 million, or 3%, compared to December 31, 2014. The increase in fee earning AUM based on invested capital or NAV was due primarily to a net increase in invested capital in SMAs.

The table below presents the roll forward of Fee Earning AUM.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Ending balance, December 31, 2012	573	936	1,509	38%	62%
Commitments (1)	497	186	683
Capital reduction (2)	-	-	-
Distributions (3)	(55)	(61)	(116)
Change in fund value (4)	57	(127)	(70)
Ending balance, December 31, 2013	$1,072	$934	$2,006	53%	47%
Commitments (1)	1,036	439	1,475
Capital reduction (2)	-	(253)	(253)
Distributions (3)	(107)	(49)	(156)
Change in fund value (4)	46	(60)	(14)
Ending balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	383	221	604
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(95)	(232)
Change in fund value (4)	(32)	(56)	(88)
Ending balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

Total fee earning AUM increased by $243 million, or 8%, to $3.3 billion as of December 31, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to increased commitments from SIC and SMAs.

Total fee earning AUM increased by $1.0 billion, or 52%, to $3.0 billion as of December 31, 2014 compared to total fee earning AUM as of December 31, 2013 and was due primarily to increased commitments from permanent capital vehicles.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 199 investments and have invested a total of $1.3 billion. As of December 31, 2015, the fee earning AUM was $1.1 billion. The performance for SIC as of December 31, 2015 is summarized below:

Annualized Net Total Return(1):	5.7%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery:	86.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 150 investments and have invested a total of $1.8 billion. As of December 31, 2015, excluding Medley SBIC LP, the fee earning AUM was $928 million. The performance for MCC as of December 31, 2015 is summarized below:

Annualized Net Total Return(2):	6.6%
Annualized Realized Losses on Invested Capital:	0.8%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 25 investments and have invested a total of $299 million. As of December 31, 2015, the fee earning AUM was $239 million. The performance for Medley SBIC fund as of December 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	15.3%
Net Internal Rate of Return(5):	14.7%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 64 investments and have invested a total of $880 million. As of December 31, 2015, the fee earning AUM was $529 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	12.4%
Net Internal Rate of Return(6):	7.2%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	NM

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 15 investments and have invested a total of $97 million. As of December 31, 2015, the fee earning AUM was $113 million. The performance for MOF III as of December 31, 2015 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 73 investments and have invested a total of $564 million. As of December 31, 2015, the fee earning AUM in our SMAs was $422 million. The aggregate performance of our SMAs as of December 31, 2015 is summarized below:

Gross Internal Rate of Return(4):	9.1%
Net Internal Rate of Return(7):	7.9%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)	Annual Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC, MOF II and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2015. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of December 31, 2015, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 19.0%.

(6)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013.

The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, our Consolidated Funds are not the same entities in all periods shown due to changes in ownership percentages of certain funds and the early adoption of ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which resulted in the deconsolidation of our Consolidated Funds effective January 1, 2015. In prior years, we consolidated funds where through our management contract and other interests we are deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As previously described, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our consolidated results for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$75,675	$61,252	$36,446
Performance fees	(15,685)	2,050	2,412
Other revenues and fees	7,436	8,871	5,011
Total revenues	67,426	72,173	43,869

Expenses
Compensation and benefits	26,768	20,322	13,712
Performance fee compensation	(8,049)	(1,543)	7,192
Consolidated Funds expenses	-	1,670	1,225
General, administrative and other expenses	16,836	16,312	12,655
Total expenses	35,555	36,761	34,784

Other income (expense)
Dividend income	886	886	886
Interest expense	(8,469)	(5,520)	(1,479)
Other expenses, net	(1,641)	(1,773)	(483)
Interest and other income of Consolidated Funds	-	71,468	52,550
Interest expense of Consolidated Funds	-	(9,951)	(2,638)
Net realized gain (loss) on investments of Consolidated Funds	-	789	(16,080)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(20,557)	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,174	(306)
Total other income, net	(9,224)	36,516	29,089
Income before income taxes	22,647	71,928	38,174
Provision for (benefit from) income taxes	2,015	2,528	1,639
Net income	20,632	69,400	36,535
Net income attributable to non-controlling interests in Consolidated Funds	-	29,717	12,898
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(885)	1,933	-
Net income attributable to non-controlling interests in Medley LLC	18,406	36,055	23,637
Net income attributable to Medley Management Inc.	$3,111	$1,695

Other data (at period end, in millions):
AUM	$4,779	$3,682	$2,283
Fee earning AUM	$3,302	$3,058	$2,006

We refer to “standalone financial information” or information presented on a “standalone basis” as information derived from our consolidated balance sheets and statements of operations for the periods prior to 2015, that has been adjusted to eliminate the effects of the Consolidated Funds on our consolidated balance sheets and statements of operations. For the years ended December 31, 2014 and 2013, revenues from management fees, performance fees and investment income on a standalone basis were greater than those presented on a consolidated basis in accordance with U.S. GAAP because certain revenues recognized from Consolidated Funds were eliminated in consolidation. Furthermore, for those years, expenses on a standalone basis were lower than related amounts presented on a consolidated basis in accordance with U.S. GAAP due to the exclusion of the expenses of the Consolidated Funds.

The following table reconcile the Company’s standalone results to its consolidated results.

	For the Years Ended December 31,
	2014			2013
		Consolidation			Consolidation
		and			and
		Reconciling			Reconciling
	Standalone	Items	Consolidated	Standalone	Items	Consolidated
	(Amounts in thousands)
Revenues:
Management fees	$65,765	$(4,513)	$61,252	$46,424	$(9,978)	$36,446
Performance fees	7,884	(5,834)	2,050	8,236	(5,824)	2,412
Other revenues and fees	8,871	-	8,871	5,011	-	5,011
Total revenues	82,520	(10,347)	72,173	59,671	(15,802)	43,869

Expenses:
Compensation and benefits	20,322	-	20,322	13,712	-	13,712
Performance fee compensation	(1,543)	-	(1,543)	7,192	-	7,192
Consolidated Funds expenses	-	1,670	1,670	-	1,225	1,225
General, administrative and other expenses	16,312	-	16,312	12,655	-	12,655
Total expenses	35,091	1,670	36,761	33,559	1,225	34,784

Other income (expense):
Dividend income	886	-	886	886	-	886
Interest expense	(5,520)	-	(5,520)	(1,479)	-	(1,479)
Other income (expenses), net	(2,097)	324	(1,773)	(1,168)	685	(483)
Interest and other income of Consolidated Funds	-	71,468	71,468	-	52,550	52,550
Interest expense of Consolidated Funds	-	(9,951)	(9,951)	-	(2,638)	(2,638)
Net realized gain (loss) on investments of Consolidated Funds	-	789	789	-	(16,080)	(16,080)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(20,557)	(20,557)	-	(3,361)	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,174	1,174	-	(306)	(306)
Total other income (expense), net	(6,731)	43,247	36,516	(1,761)	30,850	29,089
Income (loss) before income taxes	40,698	31,230	71,928	24,351	13,823	38,174
Provision for (benefit from) income taxes	1,015	1,513	2,528	714	925	1,639
Net income (loss)	39,683	29,717	69,400	23,637	12,898	36,535
Net income attributable to non-controlling interests in Consolidated Funds	-	29,717	29,717	-	12,898	12,898
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	1,933	-	1,933	-	-	-
Net income attributable to non-controlling interests in Medley LLC	36,055	-	36,055	-	-	-
Net income attributable to Medley Management Inc.	$1,695	$-	$1,695	$23,637	$-	$23,637

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Management Fees. Total management fees increased by $14.4 million, or 24%, to $75.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Our permanent capital vehicles generated an additional $12.4 million in management fees for the year ended December 31, 2015 compared to the same period in 2014. Management fees from SIC increased $12.7 million due to a 43% increase in fee earning AUM over that period and due to an increase in Part I incentive fees. Management fees from MCC decreased $0.2 million due to a decrease in Part I incentive fees, partially offset by a $2.2 million increase in base management fees over that period.

•	Our management fees from long-dated private funds and SMAs increased by $2.0 million for the year ended December 31, 2015 compared to the same period in 2014. As previously discussed, the adoption of new consolidation guidance led to the deconsolidation of our Consolidated Funds effective January 1, 2015. As a result of the deconsolidation, management fees increased by $4.5 million compared to the same period in 2014. This increase was partially offset by a decrease in origination fees.

Performance Fees. Performance fees decreased by $17.7 million to $(15.7) million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of MOF II performance fees as a result of a decrease in the asset values within the underlying MOF II portfolio. The decrease was partially offset by an increase of $5.8 million in performance fees as a result of the deconsolidation of our Consolidated Funds for the year ended December 31, 2015 compared to the same period in 2014.

Other Revenues and Fees. Other revenues and fees decreased by $1.4 million, or 16%, to $7.4 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to a $3.8 million decrease in reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the year ended December 31, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $6.4 million, or 32% to $26.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salaries, stock compensation incurred with the grant of restricted stock units in connection with our IPO and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and IPO, were recorded as distributions from members’ capital. The increase in base salaries were primarily the result of a 20% increase in average headcount for the year ended December 31, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $6.5 million to $(8.0) million for the year ended December 31, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in projected future payments.

Consolidated Funds Expenses. Consolidated Funds expenses decreased by $1.7 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There were no Consolidated Funds expenses for the year ended December 31, 2015.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.5 million, or 3%, to $16.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was due primarily to an increase in expense support agreement expenses related to SIC and an overall increase in general, administrative and other expenses due to an overall growth of our business. The increase was partially offset by a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend income of $0.9 million remained consistent during the year ended December 31, 2015 compared to the same period in 2014.

Interest expense increased by $2.9 million to $8.5 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the years ended December 31, 2015 and 2014 was $105.9 million and $70.5 million, respectively.

Other expenses, net decreased by $0.1 million to $1.6 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to the deconsolidation of MOF I and MOF II for the year ended December 31, 2015, a decrease in expense associated with our revenue share payable and a decrease in loss from our investments in MOF I. The decrease was partially offset by an increase in unrealized loss from our investment in SIC.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $61.5 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There were no Consolidated Funds expenses for the year ended December 31, 2015.

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $18.6 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There was no unrealized or realized gain (loss) on investments of Consolidated Funds for the year ended December 31, 2015.

Provision for Income Taxes

Our effective income tax rate was 8.9% and 3.5% for the years ended December 31, 2015 and 2014, respectively. The increase in the effective tax rate was due primarily to the impact of the consolidation of MOF II for the year ended December 31, 2014, as MOF II earnings flow through to its owners and is not subject to federal or state income taxes at the entity level. In addition, the Company was subject to federal, state and local income taxes on net income attributed to Medley Management Inc. from September 29, 2014 through December 31, 2014. Prior to September 29, 2014, the Company was only subject to New York City’s unincorporated business tax.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated funds decreased by $29.7 million to zero for the year ended December 31, 2015 compared to the same period in 2014. As a result of the deconsolidation of our Consolidated Funds effective January 1, 2015, we no longer record net income attributable to non-controlling interests in Consolidated Funds.

Net income attributable to non-controlling interests in consolidated subsidiaries decreased by $2.8 million to $(0.9) million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to the reversal of performance fees of MOF II.

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

Performance Fees. Performance fees decreased by $0.4 million or 15%, to $2.1 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due primarily to the reversal of previously accrued performance fees of SMAs as a result of year-end investment valuations.

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

Performance Fee Compensation. Performance fee compensation decreased by $8.7 million or 121% to $(1.5) million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due to vesting of previously issued profit sharing interests, which caused an increase in expense during the year ended December 31, 2013 compared to the year ended December 31, 2014, as well as, a decrease in the projected future payments resulting from changes in certain projection assumptions.

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

Interest expense increased by $4.0 million to $5.5 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG, Cayman Island Branch. Average debt outstanding during the years ended December 31, 2014 and 2013 was $70.5 million and $15.6 million, respectively.

Other expenses, net increased by $1.3 million to $1.8 million for the year ended December 31, 2014 compared to the same period in 2013. The increase was due primarily to an increase in expense associated with our revenue share payable, as well as an unrealized loss recorded on our shares of SIC as a result of a decrease in NAV as of December 31, 2014 compared to the NAV as of December 31, 2013.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds increased by $11.6 million, or 23%, to $61.5 million for the year ended December 31, 2014 compared to the same period in 2013. The increase in net interest income was due primarily to an increase in the invested capital of MOF II.

Net losses on investments of Consolidated Funds decreased by $1.2 million, or 6%, to $18.6 million net loss for the year ended December 31, 2014 compared to the same period in 2013. The decrease in net losses on investments was due to a $16.9 million decrease in net realized losses, offset by a $15.7 million increase in net unrealized depreciation.

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

Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income. The following table is a reconciliation of net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except share and per share amounts)

Net income attributable to Medley Management Inc.	$3,111	$1,695	$-
Net income attributable to non-controlling interests in Medley LLC	18,406	36,055	23,637
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	21,517	37,750	23,637
Reimbursable fund startup expenses (1)	5,665	5,599	3,825
Severance expense (1)	269	(5)	737
IPO date award stock-based compensation (1)	2,296	822	-
Adjustment for pre-IPO guaranteed payments to members (1)(2)	-	(3,284)	(4,993)
Core Net Income	$29,747	$40,882	$23,206
Interest expense	8,469	5,520	1,479
Income taxes	3,051	1,154	701
Depreciation and amortization	454	401	276
Core EBITDA	$41,721	$47,957	$25,662

Core Net Income Per Share:	$0.61	$0.79	$0.45

Pro-Forma Weighted Average Shares Outstanding(3)	30,459,958	30,491,417	30,484,722

(1)	Presented net of income taxes.
(2)	Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company’s Reorganization and IPO, these payments were recorded as distributions from members’ capital.
(3)	Assumes the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented and, at the beginning of the years ended December 31, 2014 and 2013, the issuance of 6,000,000 shares of Class A common stock in connection with our IPO and the grant of 1,151,389 restricted stock units on the date of our IPO, adjusted for actual forfeitures and additional grants during the period.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$29,747	$40,882	$23,206
Add: Income taxes	3,051	1,154	701
Pre-Tax Core Net Income	32,798	42,036	23,907

Denominator
Class A shares	6,002,422	6,000,000	6,000,000
Conversion of LLC Units to Class A shares	23,333,333	23,333,333	23,333,333
Restricted stock units	1,124,203	1,158,084	1,151,389
Pro-Forma Weighted Average Shares Outstanding	30,459,958	30,491,417	30,484,722
Pre-Tax Core Net Income Per Share	$1.08	$1.38	$0.79
Less: corporate income taxes per share (1)	(0.47)	(0.59)	(0.34)
Core Net Income Per Share	$0.61	$0.79	$0.45

(1)	Assumes that all of our pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0%.

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) funding capital commitments that we have made to our funds; (iii) making distributions to our owners; and (iv) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2015, our cash and cash equivalents were $71.7 million.

Our material sources of cash from our operations include: (i) management fees, which are collected quarterly; (ii) performance fees, which can be less predictable as to amount and timing; and (iii) fund distributions received from our investments in products that we manage. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local income taxes, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Our consolidated financial statements reflect the cash flows of our operating business, and for the years ended December 31, 2014 and 2013, the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating business and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) purchasing and selling investment securities; (iii) collecting interest and dividend income; (iv) generating cash through the realization of certain investments; and (v) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

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

In October 2014, we voluntarily prepaid $15.0 million of the outstanding term loans under this facility using a portion of the proceeds received from our IPO. The $15.0 million prepayment was applied against the first quarterly installment which was due on March 31, 2015, as well as the remaining quarterly installments through June 30, 2017.

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

Notes Payable

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million and matured in March 2016. As of December 31, 2015, $0.3 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements, which, for the years ended December 31, 2014 and 2013, include the effects of our Consolidated Funds in accordance with U.S. GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$24,063	$(196,426)	$(42,428)
Net cash provided by (used in) investing activities	(299)	(521)	(918)
Net cash provided by (used in) financing activities	(39,282)	278,758	47,449
Net increase (decrease) in cash and cash equivalents	$(15,518)	$81,811	$4,103

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash items, such as net change in unrealized depreciation (appreciation) on investments, net realized loss on investments, interest income paid-in-kind and accretion of original issue discount that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities as investing activities of our Consolidated Funds. Prior to our Reorganization and IPO, all guaranteed payments to the senior Medley LLC professionals were reflected as distributions from members' capital rather than as compensation expense. Cash distributions made to these senior professionals are not presented in cash flows from operations, rather these payments are presented in financing activities. Subsequent to the Reorganization and IPO, all guaranteed payments made to these senior professionals are recognized as compensation expense and are presented in cash flows from operations.

Our net cash flow provided by (used in) operating activities was $24.1 million, $(196.4) million and $(42.4) million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, net cash flow provided by operating activities was due to net income of $20.6 million, non-cash adjustments of $17.4 million and changes in operating assets and liabilities of $(14.4) million.

For the years ended December 31, 2014 and 2013, net cash flow used in operating activities primarily include net purchases of investments by our Consolidated Funds, of $293.7 million and $104.7 million, respectively, and change in cash and cash equivalents of the Consolidated Funds of $22.2 million and $13.8 million, respectively. These amounts represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for acquisitions of property and equipment and, in 2015, distributions received from our equity method investments. Purchases of property and equipment were $0.8 million, $0.5 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Distributions received from equity method investments were $0.5 million for the year ended December 31, 2015.

Financing Activities

Dividends paid are presented as a use of cash of $4.1 million for the year ended December 31, 2015. Net distributions to members are presented as a use of cash from financing activities and were $33.4 million, $119.4 million and $41.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net proceeds (repayments) from issuance of debt obligations provided a net inflow (outflow) of cash to us of $(1.3) million, $69.4 million and $21.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net contributions from non-controlling interests in our Consolidated Funds were $131.4 million and $44.2 million for the years ended December 31, 2014 and 2013, respectively. Net proceeds from secured borrowings were $100.6 million and $24.0 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, there was no impact on our cash flows relating to our Consolidated Funds.

On September 29, 2014, we completed our IPO pursuant to which we sold 6,000,000 shares of common stock at a price of $18.00 per share. Total proceeds from the offering, net of offering expenses payable by us, were $96.7 million.

Sources and Uses of Liquidity

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, including performance fees, (iv) realizations on our investments, (v) net proceeds from borrowings under the Senior Secured Credit Facilities and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into business that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our shareholders in accordance with our dividend policy.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K for a summary of our significant accounting policies.

Principles of Consolidation

In accordance with ASC 810, Consolidation, we consolidate those entities where we have a direct and indirect controlling financial interest based on either a variable interest model or voting interest model. As such, we consolidate entities that we conclude are variable interest entities (“VIEs”), for which we are deemed to be the primary beneficiary and entities in which we are deemed to be a the primary beneficiary and we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02 which changes the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt this new guidance using the modified retrospective method effective January 1, 2015. Restatement of prior period results is not required.

For legal entities evaluated for consolidation, we must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to us when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, fees received by the Company that are 1) customary and commensurate with the level of services provided, and 2) we don’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. We factor in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by us.

An entity in which we hold a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk have the right to the direct the activities of the entity that most significantly impact the legal entity’s economic performance, (c) the voting rights of some investors are disproportionate to their obligation to absorb losses or rights to receive returns from a legal entity. Uner the new guidance, for limited partnerships and other similar entities, non-controlling investors must have substantive rights to either dissolve the fund or remove the general partner (“kick-out rights”) in order to qualify as a VIE.

For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. We are generally deemed to have a controlling financial interest if we have (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE at the time we become initially involved with the VIE and we reconsider that conclusion continuously. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These assessments require judgments. Each entity is assessed for consolidation on a case-by-case basis.

For those entities evaluated under the voting interest model, we consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity (“VOE”) if we own a majority voting interest in the entity. Prior to the new guidance, we consolidated VOE’s where it was the general partner and as such, was presumed to have control.

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (i) limited partners’ capital commitments to the funds, (ii) invested capital, (iii) NAV, or (iv) lower of cost or market value of a fund’s portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. We considered the accounting treatment under ASU 2010-10, Amendments for Certain Investment Funds, and determined that the funds were not VIEs for the years ended December 31, 2014 and 2013. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds were consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities, for the years ended December 31, 2014 and 2013.

Deconsolidated Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. We had consolidated the Medley Opportunity Fund LP (“MOF I LP”) in its consolidated financial statements under the voting interest model in accordance with ASC 810-20, as we were the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, we completed our role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, we deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation. In addition, on January 1, 2015, we deconsolidated the one remaining consolidated fund as a result of the adoption of ASU 2015-02. We will continue to serve as the general partner and/or investment manager until such fund is fully liquidated.

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

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. As of December 31, 2014, substantially all of our investments and other fair value instruments were classified as Level III. See Note 4, “Fair Value Measurements,” to our audited consolidated financial statements included in this Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Performance Fees

Performance fees are based on certain specific hurdle rates as defined in the non-consolidated funds and, for the years ended December 31, 2014 and 2013, the Consolidated Funds' applicable investment management or partnership agreements. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due.

We have elected to adopt Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula. Under this method, we are entitled to performance-based fees that can amount to as much as 20.0% of a fund's profits, subject to certain hurdles. Performance-based fees are assessed as a percentage of the investment performance of the funds. The performance fee for any period is based upon an assumed liquidation of the fund's net assets on the reporting date, and distribution of the net proceeds in accordance with the fund 's income allocation provisions. The performance fees may be subject to reversal to the extent that the performance fees recorded exceeds the amount due to the general partner or investment manager based on a fund's cumulative investment returns.

Performance fees receivable is presented separately in our audited consolidated statements of financial condition included in this Form 10-K and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

If applicable, we record an accrual for the potential repayment of previously received performance fees which represents amounts that would need to be repaid to the underlying funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Income Taxes

Prior to our Reorganization and IPO, our business has been organized as a partnership for tax purposes and was not subject to United States federal, state and local income taxes. A provision for income taxes was made for certain entities that were subject to New York City’s unincorporated business tax. As a result of the Reorganization and IPO, Medley Management Inc. is subject to United States federal, state and local income taxes on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of Medley's earnings are not subject to corporate level taxes.

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

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under U.S. GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

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

Stock-based compensation expense is based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The effect of such change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in the period of the change in estimate.

The value of the portion of the award that is ultimately expected to vest is recognized as a component of compensation and benefits over the requisite service periods in our consolidated statements of operations. We elected to use the straight-line method for all awards with graded vesting features.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on us can be found in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements included in this Form 10-K for a discussion of our commitments and contingencies.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2015.

	Less than	1 - 3	4 - 5	More than
	1 year	years	years	5 years	Total
	(Amounts in thousands)

Medley Obligations
Operating lease obligations (1)	$2,254	$5,387	$5,548	$6,684	$19,873
Debt obligations payable (2)	313	8,375	96,625	-	105,313
Interest obligations on debt (3)	6,278	12,168	2,577	-	21,023
Revenue share payable	1,415	2,277	1,779	963	6,434
Capital commitments to funds (4)	300	-	-	-	300
Total	$10,560	$28,207	$106,529	$7,647	$152,943

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. In August 2015, the Company signed a new lease for its office space in New York City. The Company’s obligations under the current terms of these leases extend through September 2023. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.
(2)	We have included all loans described in Note 6, “Loans Payable,” to our consolidated financial statements included in this Form 10-K.
(3)	Our future interest obligations on debt outstanding assume an interest rate of 6.5%, our current interest on our loans.
(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

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

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2015, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date, net of taxes paid. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of December 31, 2015, we accrued $7.1 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2015, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to additional reversal would have been approximately $2.5 million.

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

For the year ended December 31, 2015, the overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which Part I incentive fees are charged, which does not offset net income related incentive fees against Part II incentive fees which are driven by realized or unrealized gains and losses. As such, the impact of short-term changes in market value does not meaningfully impact our Part I incentive fee component of management fees. In addition, the overall impact of a short-term change in market value may be mitigated by fee definitions that are not based on market value including invested capital and committed capital, market value definitions that exclude the impact of realized and/or unrealized gains and losses, market value definitions based on beginning of the period values or a form of average market value including daily, monthly or quarterly averages, as well as monthly or quarterly payment terms.

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of December 31, 2015, we calculated a $3.7 million increase in management fees. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of December 31, 2015, we calculated a $4.5 million decrease in management fees.

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

Short-term changes in the fair values of funds' investments may materially impact accrued performance fees depending on the respective funds' performance relative to applicable hurdles. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest performance fees are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realize cumulative performance of the investments through the end of the long-dated private funds and SMAs’ lives. However, short-term moves can meaningfully impact our ability to accrue performance fees and receive cash payments in any given period.

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of December 31, 2015, we calculated a $51.7 million increase in performance fees. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of December 31, 2015, we calculated a $0.8 million decrease in performance fees.

Effect on Part I and Part II Incentive Fees

For the year ended December 31, 2015, incentive fees are based on certain specific hurdle rates as defined in our permanent capital vehicles' applicable investment management agreements. The Part II incentive fees are based upon realized gains netted against cumulative realized and unrealized losses. The Part I incentive fees are not subject to clawbacks as our carried interest performance fees are.

 Short-term changes in the fair values of the investments of our permanent capital vehicles may materially impact Part II incentive fees depending on the respective vehicle's performance relative to applicable hurdles to the extent there were realized gains that we would otherwise earn Part II incentive fees on.

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2015, we calculated a $6.0 million increase in Part I and II incentive fees. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2015, we calculated a $4.8 million increase in Part I incentive fees.

Interest Rate Risk

As of December 31, 2015, we had $102.6 million of debt outstanding, presented as loans payable on our audited consolidated financial statements included elsewhere in this Form 10-K. The annual interest rate on the loans was 6.50% as of December 31, 2015.

Based on the floating rate component of our debt obligations payable as of December 31, 2015, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of December 31, 2015, interest expense related to variable rates would increase or decrease by 15% or $1.0 million for the year ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Medley Management Inc.

We have audited the accompanying consolidated balance sheets of Medley Management Inc. (prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medley Management Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

New York, New York

March 18, 2016

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2015	2014
Assets
Cash and cash equivalents	$71,688	$87,206
Investments, at fair value	16,360	9,901
Management fees receivable	16,172	15,173
Performance fees receivable	2,518	5,573
Other assets	14,727	9,230

Assets of Consolidated Funds:
Cash and cash equivalents	-	38,111
Investments, at fair value	-	734,870
Interest and dividends receivable	-	6,654
Other assets	-	3,681
Total assets	$121,465	$910,399

Liabilities and Equity
Loans payable	$102,583	$103,057
Accounts payable, accrued expenses and other liabilities	34,746	27,583
Performance fee compensation payable	1,823	11,807

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	-	5,767
Secured borrowings	-	141,135
Total liabilities	139,152	289,349

Commitments and contingencies (Note 9)

Equity
Class A Common Stock, $0.01 par value, 3,000,000,000 shares authorized; 6,010,646 and 6,000,000 issued as of December 31, 2015 and 2014, respectively; 5,993,941 and 6,000,000 outstanding as of December 31, 2015 and 2014, respectively	60	60
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid in capital (capital deficit)	631	(2,384)
Retained earnings (accumulated deficit)	(730)	272
Total stockholders' equity (deficit), Medley Management Inc.	(39)	(2,052)
Non-controlling interests in Consolidated Funds	-	625,548
Non-controlling interests in consolidated subsidiaries	(459)	1,526
Non-controlling interests in Medley LLC	(17,189)	(3,972)
Total equity (deficit)	(17,687)	621,050
Total liabilities and equity	$121,465	$910,399

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Management fees	$75,675	$61,252	$36,446
Performance fees	(15,685)	2,050	2,412
Other revenues and fees	7,436	8,871	5,011
Total revenues	67,426	72,173	43,869

Expenses
Compensation and benefits	26,768	20,322	13,712
Performance fee compensation	(8,049)	(1,543)	7,192
Consolidated Funds expenses	-	1,670	1,225
General, administrative and other expenses	16,836	16,312	12,655
Total expenses	35,555	36,761	34,784

Other income (expense)
Dividend income	886	886	886
Interest expense	(8,469)	(5,520)	(1,479)
Other expenses, net	(1,641)	(1,773)	(483)
Interest and other income of Consolidated Funds	-	71,468	52,550
Interest expense of Consolidated Funds	-	(9,951)	(2,638)
Net realized gain (loss) on investments of Consolidated Funds	-	789	(16,080)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(20,557)	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,174	(306)
Total other income, net	(9,224)	36,516	29,089
Income before income taxes	22,647	71,928	38,174
Provision for (benefit from) income taxes	2,015	2,528	1,639
Net income	20,632	69,400	36,535
Net income attributable to non-controlling interests in Consolidated Funds	-	29,717	12,898
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(885)	1,933	-
Net income attributable to non-controlling interests in Medley LLC	18,406	36,055	$23,637
Net income attributable to Medley Management Inc.	$3,111	$1,695
Dividends declared per Class A common stock	$0.60	$0.20

Net income per Class A common stock:
Basic (Note 11)	$0.46	$ 0.24 (1)
Diluted (Note 11)	$0.46	$ 0.24 (1)
Weighted average shares - Basic and Diluted	6,002,422	6,000,000

(1)	Based on net income attributable to Medley Management Inc. from September 29, 2014 through December 31, 2014.

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Changes in Equity

(Amounts in thousands, except share and per share amounts)

	Medley LLC and Medley GP Holdings LLC			Medley Management Inc.
	Non-	Non-						Additional		Non-
	controlling	controlling						Paid in	Retained	controlling
	Interests in	Interests in	Members'	Class A		Class B		Capital	Earnings	Interests in
	Consolidated	Consolidated	Equity	Common Stock		Common Stock		(Capital	(Accumulated	Medley	Total
	Funds	Subsidiaries	(Deficit)	Shares	Dollars	Shares	Dollars	Deficit)	Deficit)	LLC	Equity
Balance at January 1, 2013	$407,353	$40	$(457)	-	$-	-	$-	$-	$-	$-	$406,936
Contributions	167,382	-	-	-	-	-	-	-	-	-	167,382
Distributions	(123,158)	-	(41,734)	-	-	-	-	-	-	-	(164,892)
Net income	12,898	-	23,637	-	-	-	-	-	-	-	36,535
Balance at December 31, 2013	464,475	40	(18,554)	-	-	-	-	-	-	-	445,961
Contributions	120,318	928	-	-	-	-	-	-	-	-	121,246
Distributions	(22,688)	-	(120,621)	-	-	-	-	-	-	-	(143,309)
Net income	22,902	2,055	26,753	-	-	-	-	-	-	-	51,710
Balance prior to September 29, 2014	585,007	3,023	(112,422)	-	-	-	-	-	-	-	475,608
Effects of Reorganization and Offering	-	-	112,422	-	-	-	-	-	-	(112,422)	-
Balance at September 29, 2014	585,007	3,023	-	-	-	-	-	-	-	(112,422)	475,608
Net income subsequent to September 29, 2014	6,815	(122)	-	-	-	-	-	-	1,695	9,302	17,690
Issuance of Class A shares in Initial Public Offering, net of underwriters discount	-	-	-	6,000,000	60	-	-	100,380	-	-	100,440
Issuance of Class B shares	-	-	-			100	-	-	-	-	-
Initial Public Offering costs	-	-	-	-	-		-	-	-	(3,715)	(3,715)
Dilution assumed with Initial Public Offering	-	-	-	-	-	-	-	(103,658)	-	103,658	-
Stock-based compensation	-	-	-	-	-	-	-	894	-	-	894
Dividends declared on Class A common stock ($0.20 per share)	-	-	-	-	-	-	-	-	(1,423)	-	(1,423)
Contributions	33,726	-	-	-	-	-					33,726
Distributions	-	(1,375)	-	-	-	-	-	-	-	(795)	(2,170)
Balance at December 31, 2014	625,548	1,526	-	6,000,000	60	100	-	(2,384)	272	(3,972)	621,050
Deconsolidation of MOF I LP	(15,321)	-	-	-	-	-	-	-	-	-	(15,321)
Deconsolidation of MOF II LP	(610,227)										(610,227)
Net income	-	(885)	-	-	-	-	-	-	3,111	18,406	20,632
Stock-based compensation	-	-	-	-	-	-	-	3,052	-	-	3,052
Dividends on Class A common stock ($0.60 per share)	-	-	-	-	-	-	-	-	(4,113)	-	(4,113)
Excess tax benefit from dividends to RSU holders								64		21	85
Issuance of Class A common stock related to vesting of restricted stock units	-	-	-	10,646	-	-	-	-	-	-	-
Repurchases of Class A common stock	-	-	-	(16,705)	-	-	-	(101)	-	-	(101)
Contributions	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(1,100)	-	-	-	-	-	-	-	(31,644)	(32,744)
Balance at December 30, 2015	$-	$(459)	$-	5,993,941	$60	100	$-	$631	$(730)	$(17,189)	$(17,687)

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$20,632	$69,400	$36,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on investments	885	272	(244)
Income from equity method investments	12,578	-	-
Non-cash stock-based compensation	3,052	894	-
Depreciation and amortization	454	401	276
Provision for (benefit from) deferred taxes	(904)	(483)	(139)
Amortization of deferred financing costs	545	752	-
Accretion of debt discount	776	604	476
Operating adjustments related to Consolidated Funds:
Provision for (benefit from) deferred taxes	-	(243)	(126)
Interest income paid-in-kind	-	(5,264)	(9,590)
Accretion of original issue discount	-	(1,760)	(1,438)
Net realized (gain) loss on investments	-	(789)	16,080
Net change in unrealized depreciation (appreciation) on investments	-	20,556	3,361
Net change in unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds	-	(1,174)	306
Changes in operating assets and liabilities:
Management fees receivable	(999)	(6,252)	(4,249)
Performance fees receivable	3,055	(2,234)	(2,412)
Other assets	(4,915)	(1,671)	(1,295)
Accounts payable, accrued expenses and other liabilities	(1,112)	8,693	5,023
Performance fee compensation payable	(9,984)	(4,418)	5,367
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	-	22,244	13,778
Cost of investments purchased	-	(448,258)	(199,665)
Proceeds from sales and repayments of investments	-	154,549	95,015
Other assets	-	(6,784)	293
Change in accounts payable, accrued expenses and other liabilities	-	4,539	220
Net cash provided by (used in) operating activities	24,063	(196,426)	(42,428)

Cash flows from investing activities
Purchases of property and equipment	(795)	(521)	(918)
Distributions received from equity method investments	496	-	-
Net cash provided by (used in) investing activities	(299)	(521)	(918)

See accompanying notes to consolidated financial statements

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows - (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities
Proceeds from issuance of debt obligations	$-	$123,900	21,000
Repayment of loans payable	(1,250)	(51,937)	-
Proceeds from Initial Public Offering	-	100,440	-
Initial Public Offering costs	-	(3,715)	-
Distributions to members	(32,744)	(119,363)	(41,734)
Debt issuance costs	-	(2,546)	-
Dividends paid	(4,113)	-	-
Repurchases of Class A common stock	(101)	-	-
Contributions to equity method investments	(1,074)	-	-
Financing activities related to Consolidated Funds:
Contributions from non-controlling interest holders	-	154,044	167,382
Distributions to non-controlling interest holders	-	(22,688)	(123,158)
Proceeds from secured borrowings	-	115,439	25,605
Repayments on secured borrowings	-	(14,816)	(1,646)
Net cash provided by (used in) financing activities	(39,282)	278,758	47,449
Net increase (decrease) in cash and cash equivalents	(15,518)	81,811	4,103
Cash and cash equivalents, beginning of year	87,206	5,395	1,292
Cash and cash equivalents, end of year	$71,688	$87,206	$5,395

Supplemental cash flow information
Interest paid	$6,576	$3,900	$1,078
Income taxes paid	4,982	2,411	1,577

Supplemental disclosure of non-cash financing activities
Non-cash distribution to members	$-	$3,428	$-
Non-cash debt	-	2,500	1,000
Dividends declared but not paid	-	1,423	-
Transfer of membership interests to non-controlling interests in consolidated subsidiaries	-	928	-

Supplemental disclosure of non-cash investing activities
Investment in MOF I LP attributed to deconsolidation	$1,768	$-	$-
Investment in MOF II LP attributed to deconsolidation	10,474	-	-

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

Medley LLC Reorganization

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC, its consolidated subsidiaries (collectively, “Medley”) and, for the fiscal years ended December 31, 2014 and 2013, certain funds (individually “Consolidated Funds”, collectively, the “Company”).

The Consolidated Funds have been consolidated in the accompanying financial statements for the years ended December 31, 2014 and 2013 in accordance with U.S. GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Funds’ results included herein have no direct effect on the net income attributable to members or on total equity. The economic ownership interests of the investors in the Consolidated Funds are reflected as “Non-controlling interests in Consolidated Funds” and as “Net income attributable to non-controlling interests in Consolidated Funds” in the accompanying consolidated financial statements.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt this new guidance using the modified retrospective method effective January 1, 2015. Restatement of prior period results is not required.

For legal entities evaluated for consolidation, the Company must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to the Company when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, fees received by the Company that are 1) customary and commensurate with the level of services provided, and 2) the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by the Company.

An entity in which the Company holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk have the right to direct the activities of the entity that most significantly impact the legal entity’s economic performance, (c) the voting rights of some investors are disproportionate to their obligation to absorb losses or rights to receive returns from a legal entity. Under the new guidance, for limited partnerships and other similar entities, non-controlling investors must have substantive rights to either dissolve the fund or remove the general partner (“kick-out rights”) in order to not qualify as a VIE.

For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company is generally deemed to have a controlling financial interest if it has (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These assessments require judgments. Each entity is assessed for consolidation on a case-by-case basis.

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity (“VOE”) if it owns a majority voting interest in the entity. Prior to the new guidance, the Company consolidated VOE’s where it was the general partner and as such, was presumed to have control.

Adoption of ASU 2015-02

The Company adopted ASU 2015-02 under the modified retrospective approach with an effective date of January 1, 2015. Pursuant to the new guidance, fees paid to the Company when acting as a decision maker or service provider that are customary and commensurate with the level of services provided are not considered a variable interest when the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of expected losses or returns of the entity. The Company factors in all economic interest, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, performance fees, and/or insignificant direct or indirect equity interests through related parties, upon adoption of ASU 2015-02 the Company is no longer considered to have a fee-based variable interest in any of these entities.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

As a result of the adoption of ASU 2015-02, the Company has determined that it is no longer the primary beneficiary of the funds. Therefore, the Company has deconsolidated previously consolidated funds effective January 1, 2015. The deconsolidation of these entities had the following impact on the consolidated balance sheets as of January 1, 2015:

	As of January 1, 2015
	As originally reported	Impact of deconsolidation of MOF I LP(1)	Impact of adoption(2)	As adjusted

Number of entities	2	(1)	(1)	-
Total assets	$910,399	$(18,217)	$(752,857)	$139,325
Total liabilities	$289,349	$(2,895)	$(142,631)	$143,823
Cumulative-effect adjustment to non-controlling interests in Consolidated Funds	$625,548	$(15,322)	$(610,226)	$-

(1)	Represents the impact of deconsolidation of MOF I LP as a result of the transition of the management of the residual assets of the fund to another asset manager. See “ Deconsolidated Funds” below for more details.

(2)	Represents the impact of deconsolidation of Medley Opportunity Fund II LP (“MOF II LP”) and secured borrowings of Consolidated Funds as a result of the adoption of ASU 2015-02.

Consolidated Variable Interest Entities

Medley Management Inc. is the sole managing member of Medley LLC and, as such, it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC, conducts its business. Under ASC 810, Medley LLC meets the definition of a VIE because the equity of Medley LLC is not sufficient to permit activities without additional subordinated financial support. Medley Management Inc. is the has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.

As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC is 20.4% and 79.6%, respectively, as of December 31, 2015 and 20.5% and 79.5%, respectively, as of December 31, 2014. Net income attributable to the non-controlling interest in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, which is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of December 31, 2015 and 2014, total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $31.1 million and $18.0 million, respectively. Total liabilities, after eliminating entries, of this VIE were $21.2 million and $19.6 million as of December 31, 2015 and 2014, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (i) limited partners’ capital commitments to the funds, (ii) invested capital, (iii) net asset value (“NAV”), or (iv) lower of cost or market value of a fund’s portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. The Company considered the accounting treatment under ASU 2010-10, Amendments for Certain Investment Funds, and determined that the funds were not VIEs for the years ended December 31, 2014 and 2013. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds were consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities, for the years ended December 31, 2014 and 2013.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Deconsolidated Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. The Company had consolidated the Medley Opportunity Fund LP (“MOF I LP”) in its consolidated financial statements in accordance with ASC 810-20, as the Company was the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, the Company completed its role as investment manager of MOF I LP and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, the Company deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation.

Prior to January 1, 2015, we had consolidated MOF II LP in our consolidated financial statements in accordance with ASC 810-20 as we were the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASC 2015-02, which we adopted on January 1, 2015, for limited partnerships and other similar entities, unaffiliated investors must be granted kick-out rights in order to not qualify as a VIE under condition (b) above. The Company reconsidered the consolidation conclusion for MOF II LP as a result of the new guidance and determined that, although MOF II LP continues to be VIE, the Company is no longer considered to be the primary beneficiary. Therefore, the Company deconsolidated MOF II LP at January 1, 2015 and records its investment in the entity under the equity method of accounting.  See Note 3, “Investments”.

Non-Consolidated Variable Interest Entities

Beginning in November 2006, Medley held a variable interest in an investment fund which was formed under the laws of the Cayman Islands and organized to make investments in a diversified portfolio of corporate and asset-based investments. The equity holders (as a group) lack the direct and indirect ability through voting rights or similar rights to make decisions about this legal entity’s activities that have a significant effect on the success of the legal entity. As such, this entity is considered to be a VIE under the guidance of ASU 2010-10. Medley had a variable interest in the fund through an investment management agreement pursuant to which Medley managed the investment activities of the fund, received an annual base management fee and was entitled to receive an incentive fee, subject to the underlying financial performance of the investment fund. The Company did not consolidate this entity as Medley was not deemed to be its primary beneficiary as it did not absorb a majority of the entity’s expected losses or receive a majority of the entity’s returns. Effective October 31, 2014, the investment management agreement was terminated and Medley transferred its responsibilities to a new investment manager and, therefore, no longer holds a variable interest in this entity.

The Company received no management fees from this non-consolidated VIE for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company received management fees from this entity of $1.1 million and $3.7 million, respectively. As of December 31, 2015 and 2014, there were no assets recognized in the Company’s consolidated balance sheets related to this non-consolidated VIE and Medley had no exposure to losses from the entity.

The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in these entities is in the form of insignificant equity interests and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.

As of December 31, 2015, the Company recorded investments, at fair value of $5.9 million, receivables of $0.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The Company’s maximum exposure to losses from these entities is $6.8 million. No such amounts were recorded for non-consolidated VIEs as of December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents for the Company include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits during 2015 and 2014. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing any losses with respect to such balances.

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Investments

Investments include equity method investments that are not consolidated but in which the Company exerts significant influence, and investments held by the Consolidated Funds. The Company measures the carrying value of its public non-traded equity method investment at NAV per share The Company measure the carrying value of its privately-held equity method investments by recording its share of the underlying income or loss of these entities.

Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investees is reflected as a component of other income (expense) in the consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The carrying amounts of equity method investments are reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.

Prior to January 1, 2015, the Consolidated Funds reflected their investments at fair value with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized depreciation on investments of Consolidated Funds in the consolidated statements of operations.

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

The Company calculates depreciation expense for furniture, fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other Expenses, net in the consolidated statements of operations.

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

Base management fees are calculated based on either (i) the average or ending gross assets balance for the relevant period, (ii) limited partners’ capital commitments to the funds, (iii) invested capital, (iv) the NAV or (v) lower of cost or market value of a fund’s portfolio investments. For the private funds, Medley receives base management fees during a specified period of time, which is generally ten years from the initial closing date. However, such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of the investment management agreement, management fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

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

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds, including separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the year ended December 31, 2015, the Company reversed $24.0 million of previously recognized performance fees. For the year ended December 31, 2014, the Company reversed $4.4 million and $2.3 million of previously recognized performance fees on a standalone and consolidated basis, respectively. The Company did not reverse any previously recognized performance fees for the year ended December 31, 2013. Cumulative performance fees recognized through December 31, 2015 were $4.6 million.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at their then current fair values previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2015, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of tax distributions are subject to clawback. As of December 31, 2015, the Company had accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Secured Borrowings of Consolidated Funds

The Consolidated Funds follow the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance. Under ASC 860, the Company applies a control-oriented approach to participating interests whereby control is considered to have been surrendered only if (i) the transferred financial assets have been isolated from the transferor, (ii) the transferee has the right to pledge or exchange the transferred financial assets it received, and (iii) the transferor, its consolidated affiliates in the financial statements being presented, or its agents do not maintain effective control over the transferred financial assets. Participations or other partial loan sales which do not meet all of these conditions remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810 – Amendments to the Consolidation Analysis. ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for interim and annual periods beginning after December 15, 2015. The Company early adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. See “Adoption of ASU 2015-02” previously discussed within this footnote for detailed impact of the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Under current accounting standards, such costs are reflected as an asset on the Company's consolidated balance sheets. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for the Company beginning January 1, 2016 and the ASU required the guidance to be applied on a retrospective basis. The Company has implemented the provisions of ASU 2015-03 as of January 1, 2016. This guidance did not have a material impact on the Company’s consolidated financial statements.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  Under the amendments in this update, investments for which fair value is measured at NAV per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at NAV per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate NAV per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for the Company beginning January 1, 2016. The Company early adopted 2015-07 with an effective adoption date of January 1, 2015. The early adoption of the ASU required restatement of prior year periods disclosure of the Investments and Fair Value footnotes.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

3.	INVESTMENTS

The Company’s investments are comprised of equity method investments and, as of December 31, 2014, investments presented at fair value in accordance with the investment company guidance.

Equity Method Investments

Medley measures the carrying value of its public non-traded equity method investments at NAV per share. The Company measures the carrying value of its privately-held equity method investments by recording its share of the underlying income or loss of these entities. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investees is reflected as a component of other income (expense) in the consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. As of December 31, 2015 and 2014, the Company’s carrying value of its equity method investments was $16.4 and $9.9 million, respectively. Included in this balance was $9.0 million and $9.9 million as of December 31, 2015 and 2014, respectively, from the Company’s investment in publicly-held Sierra income Corporation (“SIC”). The remaining balance as of December 31, 2015 relates to the Company’s investments in MOF I LP, MOF II LP and Medley Opportunity Fund III LP (“MOF III LP”).

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Investments of Consolidated Funds

As of December 31, 2015, the Company did not consolidate investments held by the Consolidated Funds. The following table presents a summary of the investments held by the Consolidated Funds and as a percentage of total investments of Consolidated Funds as of December 31, 2014.

	Investments of Consolidated Funds
	Fair Value	Percentage
	(Amounts in
	thousands)

Geographic Region/Investment Type/Industry Description:
North America:
Senior secured loans and notes:
Automotive	$21,937	3.0%
Banking, Finance, Insurance and Real Estate	206,424	28.1%
Beverage and Food	14,934	2.0%
Chemicals, Plastics and Rubber	21,196	2.9%
Construction and Building	53,547	7.3%
Consumer Goods: Non-durable	34,687	4.7%
Containers, Packaging and Glass	26,823	3.7%
Energy: Oil and Gas	32,736	4.6%
Healthcare and Pharmaceuticals	81,921	11.1%
High Tech Industries	25,329	3.4%
Hotel, Gaming and Leisure	11,494	1.6%
Media: Advertising, Printing and Publishing	346	0.0%
Metals and Mining	26,042	3.5%
Retail	24,886	3.4%
Services: Business	34,808	4.7%
Services: Consumer	45,545	6.2%
Total Senior Secured Loans and Notes, North America (cost of $711,398)	$662,655	90.2%
South America:
Senior secured loans and notes:
Banking, Finance, Insurance and Real Estate	$1,029	0.1%
Energy: Oil and Gas	424	0.1%
Total Senior Secured Loans and Notes, South America (cost of $13,049)	$1,453	0.2%
Asia:
Banking, Finance, Insurance and Real Estate (cost of $1,373)	$1,377	0.2%
Equity interests in limited liability companies:
Banking, Finance, Insurance and Real Estate	$42,338	5.8%
Construction and Building	3,297	0.4%
Containers, Packaging and Glass	320	0.0%
Energy: Oil and Gas	2,596	0.4%
Healthcare and Pharmaceuticals	63	0.0%
Telecommunications	170	0.0%
Total Equity Interest in Limited Liability Companies (cost of $40,944)	$48,784	6.6%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	Investments of Consolidated Funds
	Fair Value	Percentage
	(Amounts in
	thousands)

Geographic Region/Investment Type/Industry Description:
North America:
Equity securities:
Common Stock (cost of $8,913)	$964	0.1%
Preferred Stock (cost of $10,187)	$545	0.1%
Warrants:
Banking, Finance, Insurance and Real Estate	$10,363	1.4%
Construction and Building	113	0.0%
Containers, Packaging and Glass	105	0.0%
Energy: Oil and Gas	1,793	0.3%
Healthcare and Pharmaceuticals	5,137	0.7%
Retail	893	0.1%
Services: Business	-	0.0%
Total Warrants (cost of $3,428)	18,404	2.5%
Total Equity Securities (cost of $22,528)	$19,913	2.7%
Collectibles (cost of $1,385)	$688	0.1%
Total Investments of Consolidated Funds (cost of $790,677)	$734,870	100.0%

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

4.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following table presents the fair value measurements of investments and secured borrowings, by major class according to the fair value hierarchy as of December 31, 2014:

	Level I	Level II	Level III	Total
	(Amounts in thousands)

Assets
Senior secured loans and notes	$-	$-	$664,108	$664,108
Equity interests in LLCs	-	-	48,784	48,784
Equity securities	62	29	19,822	19,913
Investments in tangible assets	-	-	2,065	2,065
Total assets	$62	$29	$734,779	$734,870
Secured borrowings of Consolidated Funds	$16	$-	$141,119	$141,135

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter in which the reclassifications occur. There were no transfers between any levels in the fair value hierarchy during the year ended December 31, 2014.

The following table provides a reconciliation of the beginning and ending balances for the Consolidated Funds’ Level III investments and secured borrowings:

	For the year ended December 31, 2014
	Financial Assets					Liabilities
	Investments of Consolidated Funds					Secured
	Senior			Investment		borrowings
	Secured	Equity		in		of
	Loans and	Interests in	Equity	Tangible		Consolidated
	Notes	LLCs	Securities	Assets	Total	Funds

	(Amounts in thousands)
Balance, beginning of year	$423,324	$18,624	$8,415	$2,798	$453,161	$41,143
Amortization	1,949	-	-	-	1,949	-
Paid in-kind interest income	5,531	53	-	-	5,584	-
Purchases	423,954	24,753	2,499	-	451,206	-
Sales and settlements	(155,129)	-	(2,369)	-	(157,498)	-
Realized and unrealized appreciation (depreciation), net	(35,521)	5,354	11,277	(733)	(19,623)	-

Unrealized appreciation on secured borrowings of Consolidated Funds, net	-	-	-	-	-	(1,155)
Proceeds from secured borrowings, net	-	-	-	-	-	101,131
Balance, end of year	$664,108	$48,784	$19,822	$2,065	$734,779	$141,119

Changes in unrealized (gains) losses included in earnings related to financial assets still held at the reporting date	$(36,330)	$5,354	$11,297	$(734)	$(20,413)	$(1,155)

Total realized and unrealized appreciation (depreciation) recorded for the Consolidated Funds’ Level III investments is included in net realized gain (loss) on investments of Consolidated Funds and net change in unrealized depreciation on investments of Consolidated Funds in the consolidated statements of operations, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs as of December 31, 2014:

				Range				Weighted
Assets	Fair Value	Valuation Technique(s)	Unobservable Input	Minimum		Maximum		Average
	(Amounts in thousands)

Senior Secured Loans and Notes	$193	Negotiated Sales Proceeds	Expected Sales Proceeds	$-		$4,000,000		$1,932,000
	4,009	Sales Comparison Approach	Price per Acre	$8,000		$41,000		$24,500
			Price per Room	$43,200		$71,429		$57,315
			Price per Unit	$155,734		$228,009		$191,872
	403	Market Approach (Guideline Comparable)	LTM Revenue Multiple	0.60	x	0.60	x	0.45	x
	346	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	3.10	x	3.62	x	3.60	x
	1,167	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	3.10	x	5.50	x	4.30	x
			LTM Revenue Multiple	0.50	x	0.65	x	0.58	x
	1,989	Income Approach (DCF)	Discount Rate	12.0%		35.0%		20.5%
	144	Liquidation Approach	Asset Coverage	$144,531		$144,531		$144,531
	566,010	Income approach	Market Yield	10.00%		15.21%		12.45%
	37,600	Recent Arms-length transaction	Recent Arms-length transaction	N/A		N/A		N/A
	21,005	Income approach	Discount Rate	14.00%		18.00%		16.45%
	15,859	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50	x	6.00	x	5.75	x
	5,095	Enterprise Valuation Analysis	EBITDA Multiple	6.00	x	7.00	x	7.00	x
	8,910	Market Approach (Guideline Comparable)	Rev Multiple / EBITDA Multiple	0.43x / 4.09	x	0.43x / 4.09	x	0.43x / 4.09	x
	1,378	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	2.00x / $205.8	M	2.00x / $205.8	M	2.00x / $205.8	M
Equity Interests in LLCs	1,370	Market Approach	Unsolicited Offer Price	$12,000,000		$12,000,000		$12,000,000
	5,623	Market Approach (Guideline Comparable)	Investment Portfolio Multiple	1.10	x	1.10	x	1.10	x
	3,099	Market Approach (Guideline Comparable)	EBITDA Multiple	6.25	x	8.50	x	6.70	x
	2,595	Market Approach (Guideline Comparable)	EBITDA Multiple / Volatility	3.75x / 50%		3.75x / 50%		3.75x / 50%
	581	Income Approach (DCF)	Market Yield	13.14%		13.14%		13.14%
	14,516	Income Approach (DCF)	Discount Rate	14.00%		18.00%		18.00%
	15,000	Income Approach (DCF)	Capitalization Rate	8.70%		8.70%		8.70%
	6,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A		N/A		N/A
Equity Securities	7,936	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00	x	8.31	x	5.20	x
	10,364	Option Model	Tangible Book Value Multiple / Volatility	1.30x / 41.5%		1.30x / 41.5%		1.30x / 41.5%
	105	Option Model	Volatility	90.80%		90.80%		90.80%
	194	Market Approach (Guideline Comparable)	LTM EBITDARD Multiple	10.40	x	11.10	x	10.75	x
			NTM EBITDARD Multiple	9.50	x	10.80	x	10.15	x
	261	Market Approach (Guideline Comparable)	Revenue Multiple	0.30	x	0.60	x	0.45	x
	417	Income Approach (DCF)	Discount Rate	13.0%		18.0%		16.4%
	545	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	5.00	x	5.50	x	5.25	x
			LTM Revenue Multiple	0.50	x	0.65	x	0.58	x
Tangible Assets	688	Market Approach	Appraisal of assets	$500,000		$2,200,000		$1,350,000
	1,377	Sales Comparison Approach	Price per SQM	1,146		1,274		1,210
	$734,779

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Liability	Fair Value	Valuation Technique(s)	Unobservable Input	Minimum		Maximum		Average
	(Amounts in thousands)
Secured Borrowings of Consolidated Funds	$130,157	Income approach	Market Yield	10.00%		15.21%		12.45%
	5,947	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50	x	6.00	x	5.75	x
	5,000	Income Approach (DCF)	Capitalization Rate	8.70%		8.70%		8.70%
	15	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00	x	8.31	x	5.20	x
	$141,119

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in senior secured loans include discount due to lack of marketability, discount rate, market yield, earnings before interest, tax, depreciation and amortization (“EBITDA”) and revenue multiples, expected proceeds, and asset coverage. Significant increases or decreases in these factors in isolation would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity interests in LLCs include discount rates, market yields, volatility, long term growth rates, and portfolio multiples. Significant increases or decreases in these factors would result in lower or higher fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in equity securities include revenue, EBITDA and revenue multiples, price per ton, expected liquidation proceeds, discount rates and volatility. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Consolidated Funds’ investments in tangible assets include price per ton, price per acre, price per room, price per unit appraisals and price per square foot. Significant increases or decreases in these factors would result in a significantly higher or lower fair value measurement.

5.	OTHER ASSETS

The components of other assets are as follows:

	As of December 31,
	2015	2014
	(Amounts in thousands)
Other Assets of Medley LLC:
Property and equipment, net of accumulated depreciation of $1,667 and $1,232, respectively	$1,708	$1,367
Security deposits	3,034	1,218
Administrative fees receivable (Note 10)	1,654	1,500
Deferred tax assets	1,659	874
Deferred financing costs, net of accumulated amortization of $762 and $217, respectively	1,834	2,329
Due from affiliates (Note 10)	1,486	382
Prepaid expenses and taxes	2,293	627
Other receivables	1,059	933
Total other assets of Medley LLC	14,727	9,230

Other Assets of Consolidated Funds:
Restricted cash	-	3,000
Deferred tax assets	-	340
Other receivables	-	341
Total other assets of Consolidated Funds	-	3,681
Total other assets	$14,727	$12,911

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

6.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of December 31,
	2015	2014
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount of $777 and $1,006, respectively	$94,223	$93,994
Non-recourse promissory notes, net of unamortized discount of $1,953 and $2,500, respectively	8,360	9,063
Total loans payable	$102,583	$103,057

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

Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of December 31, 2015 and 2014. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC and its wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of December 31, 2015 and 2014, outstanding borrowings under this facility were $94.2 million and $94.0 million, respectively, which is reflected net of unamortized discount of $0.8 million and $1.0 million, respectively. The discount under the term loans is being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount, was $6.5 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of December 31, 2015.

 In October 2014, the Company voluntarily prepaid $15.0 million of outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment was applied against the first installment, which was due on March 31, 2015, and the remaining quarterly installments through June 30, 2017.

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA (Note 14). Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of December 31, 2015.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (the “Revolving Credit Facility”). The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the period ended December 31, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio commencing with the quarter ending on December 31, 2014 of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s standalone financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of December 31, 2015.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid quarterly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $1.4 million for each of the years ended December 31, 2015, 2014 and 2013. The fair value of the outstanding balance of the notes was $10.1 million and $10.3 million as of December 31, 2015 and 2014.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matured in March 2016. As of December 31, 2015 and 2014, the balance under this note was $0.3 million and $1.6 million, respectively.

Contractual Maturities of Loans Payable

As of December 31, 2015, future principal payments due under the loans payable are as follows (in thousands):

2016	$312
2017	2,875
2018	5,500
2019	96,625
$105,312

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

7.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of December 31,
	2015	2014
	(Amounts in thousands)

Accounts payable, accrued expenses and other liabilities of Medley LLC:
Accrued compensation and benefits	$9,107	$8,575
Due to affiliates (Note 10)	13,634	6,998
Revenue share payable (Note 9)	6,774	6,669
Accrued interest	1,304	274
Dividends payable	-	1,423
Income taxes payable	-	741
Professional fees	614	545
Deferred rent	285	474
Deferred tax liabilities	127	245
Accounts payable and accrued expenses	2,900	1,639
Total accounts payable, accrued expenses and other liabilities of Medley LLC	$34,745	$27,583

As of December 31, 2014, accounts payable, accrued expenses and other liabilities of Consolidated Funds amounted to $5.8 million, which is in addition to the accounts payable, accrued expenses and other liabilities of Medley LLC detailed above. There were no accounts payable, accrued expenses and other liabilities of Consolidated Funds as of December 31, 2015.

As of December 31, 2014, dividends payable was comprised of $1.2 million due to the Company’s Class A common stockholders and $0.2 million payable to the Company’s restricted stock unit holders.  Dividends payable to Class A common holders represented a $0.20 per share of Class A common stock dividend that was declared on November 10, 2014, to stockholders of record as of the close of business on December 17, 2014, but not paid until January 5, 2015.  As the restricted stock units are participating securities, the Company calculated the amount due to the holders of the restricted stock units based on the $0.20 per share of Class A common stock dividend declaration amount and the number of restricted stock units expected to vest. There were no dividends payable as of December 31, 2015.

8.	SECURED BORROWINGS OF CONSOLIDATED FUNDS

The Consolidated Funds have loan participations which do not meet the definition of a “participating interest”, as defined in ASC 860. As such, these loan participations remain on the Company’s consolidated balance sheets and are recorded at fair value, as secured borrowings of Consolidated Funds.

As of December 31, 2015, the Company did not have secured borrowings of Consolidated Funds.

As of December 31, 2014, secured borrowings of Consolidated Funds at cost and fair value totaled $143.0 million and $141.1 million, respectively. The fair value of the investments that are associated with these secured borrowings was $141.1 million. The Consolidated Funds received net proceeds from secured borrowings of $100.6 million and $24.0 million during the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the Company recorded interest expense related to the secured borrowings of the Consolidated Funds of $10.0 million and $2.6 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. In August 2015, the Company signed a new lease for its office space in New York City. Minimum rent payments are expected to commence in May 2016 and have been included in the future minimum rental payment schedule below. Rent expense was $2.6 million, $2.6 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments under non-cancelable leases are as follows (in thousands):

2016	$2,254
2017	2,683
2018	2,704
2019	2,710
2020	2,838
Thereafter	6,684
Total future minimum lease payments	$19,873

Capital Commitments to Funds

As of December 31, 2015 and 2014, the Company had aggregate unfunded commitments of $0.3 million and $1.1 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of December 31, 2015 and 2014, the obligation amounted to $6.8 million and $6.7 million and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

Legal Proceedings

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against Medley Capital Corporation (“MCC”), MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MVF”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437.  The lawsuit was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million.  The lawsuit seeks damages in excess of $100 million.  The defendants dispute the allegations and are vigorously defending the lawsuit and pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings.

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

During the years ended December 31, 2014 and 2013, Medley incurred O&O Expenses of $1.5 million and $1.4 million, respectively, which were recorded within general, administrative, and other expenses in the consolidated statements of operations. Reimbursements of O&O are recorded in other revenues and fees on the consolidated statements of operations and were $3.8 million and $1.8 million, respectively, during the years ended December 31, 2014 and 2013. The Company did not incur O&O expenses or reimbursements of O&O during the year ended December 31, 2015.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until March 31, 2016, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the years ended December 31, 2015, 2014 and 2013, Medley recorded $6.4 million, $5.0 million and $3.9 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. Medley recorded a liability of $7.2 million and $5.2 million as of December 31, 2015 and 2014, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $4.0 million, $3.7 million and $2.6 million, respectively, of revenue related to the MCC Admin Agreement. The administrative fees receivable under the MCC Admin Agreement was $0.9 million and $1.1 million, respectively, as of December 31, 2015 and 2014, and is included as a component of other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $2.1 million, $1.3 million and $0.6 million, respectively, of revenue related to the SIC Admin Agreement. The administrative fees receivable under the SIC Admin Agreement was $0.5 million and $0.4 million, respectively, as of December 31, 2015 and 2014, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with MCC Senior Loan Strategy JV I LLC (“MCC SLS JV”, the “MCC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC SLS JV. MCC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. During the year ended December 31, 2015, the Company recorded $0.1 million of revenue related to the MCC SLS JV Admin Agreement. The administrative fees receivable under the MCC SLS JV Admin Agreement was $0.1 million as of December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with SIC Senior Loan Strategy JV I LLC (“SIC SLS JV”, the “SIC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC SLS JV. SIC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. During the year ended December 31, 2015, the Company recorded $0.1 million of revenue related to the SIC SLS JV Admin Agreement. The administrative fees receivable under the SIC SLS JV Admin Agreement was $0.1 million as of December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Equity Method Investments

The Company holds equity method investments in SIC, MOF I LP, MOF II LP and MOF III LP. As of December 31, 2015 and 2014, the Company’s carrying value of its equity method investments was $16.4 and $9.9 million, respectively. Included in this balance was $9.0 million and $9.9 million as of December 31, 2015 and 2014, respectively, from the Company’s investment in the publicly-held SIC.

The Company typically pays certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included as a component of other assets balance on the consolidated balance sheets. As of December 31, 2015, the Company recorded $0.8 million and $0.1 million as a receivable balance from MOF II LP and MOF III LP, respectively. The Company accrued $7.1 million for clawback obligations relating to MOF II LP that would need to be paid if the fund was liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life. The Company did not record any receivable or payable balance on its statement of consolidated balance sheets relating to MOF I LP. As of December 31, 2014, the Company recorded $0.2 million as a receivable balance from MOF III LP. The Company did not record any receivable or payable balance on its statement of consolidated balance sheets relating to MOF I LP and MOF II LP.

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matures in March 2016. As of December 31, 2015 and 2014, the balance under this note was $0.3 million and $1.6 million, respectively.

Exchange Agreement

Prior to the completion of the IPO, the Medley LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. As of December 31, 2015, there were no transactions under this agreement.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

11.	EARNINGS PER CLASS A SHARE

The table below presents basic and diluted net income per Class A share using the two-class method for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
	(Amounts in thousands, except share and per share amounts)

Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$3,111	$1,695
Less: Dividends declared on Class A common stock (1)	(3,602)	(1,200)
Less: Dividends paid to participating securities (2)	(511)	(222)
Less: Allocated undistributed net loss to participating securities (2)	158	(45)
Allocation of undistributed net loss to Class A common stockholders	$(844)	$228

Denominator
Weighted average shares of Class A shares outstanding, including participating securities	7,126,625	7,177,432
Less: weighted average of participating securities (2)	(1,124,203)	(1,177,432)
Weighted average Class A common stock outstanding: Basic	6,002,422	6,000,000

Weighted average shares of Class A shares outstanding: Diluted	6,002,422	6,000,000
Add: dilutive effects of conversion of LLC Units (3)	-	-
Weighted average dilutive shares outstanding	6,002,422	6,000,000

Net income per Class A share: Basic and Diluted
Distributed earnings	$0.60	$0.20
Undistributed net loss	(0.14)	0.04
Net income per Class A share	$0.46	$0.24

(1)	The Company declared a $0.20 per share dividend on Class A common stock on November 10, 2014, March 29, 2015 August 10, 2015 and November 12, 2015.
(2)	Participating securities relate to the Company’s grant of restricted stock units in connection with its IPO, adjusted for actual forfeitures, vesting and additional grants during the period.
(3)	Excludes the assumed conversion of 23,333,333 LLC units to shares of Class A common stock as the impact would be antidilutive.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)

Current
Federal	$1,546	$486	$-
State and local	1,373	2,768	1,735
Total current provision	2,919	3,254	1,735
Deferred
Federal	(454)	2	-
State and local	(450)	(728)	(96)
Total deferred provision	(904)	(726)	(96)
Provision for income taxes	$2,015	$2,528	$1,639

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of deferred tax assets and liabilities included on the Company’s consolidated balance sheets are as follow:

	As of December 31,
	2015	2014
	(Amounts in thousands)

Deferred tax assets
Tax goodwill	$597	$648
Basis difference in partnership interest	630	-
Unrealized losses	55	343
Stock-based compensation	101	27
Accrued expenses not currently deductible for tax purposes	86	168
Other liabilities	189	28
Total deferred tax assets	$1,658	$1,214
Deferred tax liabilities
Accrued fee income	$68	$151
Other	59	94
Total deferred tax liabilities	127	245
Net deferred tax assets	$1,531	$969

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the year ended December 31, 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc. For the year ended December 31, 2014, the Company was only subject to federal taxes on pre-tax income attributable Medley Management Inc. during the fourth quarter of 2014 and for a two day period in the third quarter of the year.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Income allocated to non-controlling interests	(26.8)%	(32.9)%	(34.0)%
State and local corporate income taxes	1.0%	0.2%	0.0%
Partnership unincorporated business tax	1.7%	2.6%	4.3%
Permanent differences	(2.9)%	(0.4)%	0.0%
Other	1.9%	-	-
Effective tax rate	8.9%	3.5%	4.3%

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the years ended December 31, 2015, 2014 and 2013. As of and during the years ended December 31, 2015, 2014 and 2013, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2010 and, presently, have no open examination for tax years before 2013.

13.	COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Prior to the Company’s Reorganization and IPO, all payments made to the Medley LLC’s members were accounted for as distributions on the equity held by such members rather than as employee compensation. Subsequent to the Company’s Reorganization and IPO, guaranteed payments paid to Medley LLC’s members who are senior professionals are accounted for as employee compensation. The payments to the Company’s Co-Chief Executive Officers are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $3.0 million for each of the years ended December 31, 2015 and 2014. Commencing with the fourth quarter of 2014 and for the year ended December 31, 2015, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

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

For the years ended December 31, 2015, 2014 and 2013, performance compensation was $(8.0) million, $(1.5) million and $7.2 million, respectively. As of December 31, 2015 and 2014, the total performance fee compensation payable for these awards was $1.8 million and $11.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. For the years ended December 31, 2015, 2014 and 2013, the Company’s accrued contributions to the plan were $0.4 million, $0.4 million and $0.3 million, respectively.

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of December 31, 2015, there were 3.4 million awards available to be granted under the Plan.

The fair value of the RSUs granted is determined to be the fair value of the underlying shares on the date of grant. The aggregate fair value, which is then adjusted for anticipated forfeitures of up to 11% per annum, is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the years ended December 31, 2015 and 2014, stock-based compensation was $3.1 million and $0.9 million, respectively.

The following summarizes RSU activity for the years ended December 31, 2015 and 2014:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2013	-	$-
Granted	1,203,515	17.91
Forfeited	(5,600)	18.00
Vested	-	-
Balance at December 31, 2014	1,197,915	$17.91
Granted	188,404	9.96
Forfeited	(244,868)	17.99
Vested	(10,647)	18.00
Balance at December 31, 2015	1,130,804	$16.56

As of December 31, 2015 there were approximately 950,000 RSUs outstanding net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs at December 31, 2015 was $11.8 million and is expected to be recognized over a weighted average period of 3.8 years.

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

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of December 31, 2014, and the Company’s results from operations for the years ended December 31, 2014 and 2013. The financial condition and results of operations for Medley are presented in the tables below under the “Standalone” column.

	For the Year Ended December 31, 2014
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Revenues:
Management fees	$65,765	$-	$(4,513)	$61,252
Performance fees	7,884	-	(5,834)	2,050
Other revenues and fees	8,871	-	-	8,871
Total revenues	82,520	-	(10,347)	72,173

Expenses:
Compensation and benefits	20,322	-	-	20,322
Performance fee compensation	(1,543)	-	-	(1,543)
Consolidated Funds expenses	-	6,183	(4,513)	1,670
General, administrative and other expenses	16,312	-	-	16,312
Total expenses	35,091	6,183	(4,513)	36,761

Other income (expense):
Dividend income	886	-	-	886
Interest expense	(5,520)	-	-	(5,520)
Other income (expenses), net	(2,097)	-	324	(1,773)
Interest and other income of Consolidated Funds	-	71,468	-	71,468
Interest expense of Consolidated Funds	-	(9,951)	-	(9,951)
Net realized gain (loss) on investments of Consolidated Funds	-	789	-	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(20,557)	-	(20,557)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	1,174	-	1,174
Total other income (expense), net	(6,731)	42,923	324	36,516
Income (loss) before income taxes	40,698	36,740	(5,510)	71,928
Provision for (benefit from) income taxes	1,015	1,513	-	2,528
Net income (loss)	39,683	35,227	(5,510)	69,400
Net income attributable to non-controlling interests in Consolidated Funds	-	-	29,717	29,717
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	1,933	-	-	1,933
Net income attributable to non-controlling interests in Medley LLC	36,055	-	-	36,055
Net income attributable to Medley Management Inc.	$1,695	$35,227	$(35,227)	$1,695

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

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2013
		Consolidated
	Standalone	Funds	Eliminations	Consolidated
	(Amounts in thousands)

Revenues:
Management fees	$46,424	$-	$(9,978)	$36,446
Performance fees	8,236	-	(5,824)	2,412
Other revenues and fees	5,011	-	-	5,011
Total revenues	59,671	-	(15,802)	43,869

Expenses:
Compensation and benefits	13,712	-	-	13,712
Performance fee compensation	7,192	-	-	7,192
Consolidated Funds expenses	-	11,203	(9,978)	1,225
General, administrative and other expenses	12,655	-	-	12,655
Total expenses	33,559	11,203	(9,978)	34,784

Other income (expense):
Dividend income	886	-	-	886
Interest expense	(1,479)	-	-	(1,479)
Other income (expenses), net	(1,168)	-	685	(483)
Interest and other income of Consolidated Funds	-	52,550	-	52,550
Interest expense of Consolidated Funds	-	(2,638)	-	(2,638)
Net realized gain (loss) on investments of Consolidated Funds	-	(16,080)	-	(16,080)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	-	(3,361)	-	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	-	(306)	-	(306)
Total other income (expense), net	(1,761)	30,165	685	29,089
Income before income taxes	24,351	18,962	(5,139)	38,174
Provision for income taxes	714	925	-	1,639
Net income	23,637	18,037	(5,139)	36,535
Net income attributable to non-controlling interests in Consolidated Funds	-	-	12,898	12,898
Net income attributable to Medley LLC	$23,637	$18,037	$(18,037)	$23,637

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

17.	QUARTERLY FINANCIAL DATA (unaudited)

The following tables present the Company’s consolidated unaudited quarterly results of operations for 2015 and 2014.

	For the Three Months Ended (unaudited)
	December 31, 2015	September 30, 2015(1)	June 30, 2015(1)	March 31, 2015(1)
	(Amounts in thousands)
Revenues	$15,979	$5,431	$20,536	$25,480
Expenses	9,845	3,880	9,990	11,840
Total other expense, net	(2,467)	(2,757)	(1,875)	(2,125)
Income before income taxes	3,667	(1,206)	8,671	11,515
Net income	3,605	(1,093)	7,753	10,367
Net income attributable to non-controlling interests in consolidated subsidiaries	249	(2,150)	(274)	1,290
Net income attributable to non-controlling interests in Medley LLC	2,830	785	6,988	7,803
Net income attributable to Medley Management Inc.	$526	$272	$1,039	$1,274

Net income per Class A common stock:
Basic (Note 11)	0.08	0.04	0.14	0.19
Diluted (Note 11)	0.08	0.04	0.14	0.19
Weighted average shares - Basic and Diluted	6,009,400	6,000,211	6,000,000	6,000,000

(1)	Amounts differ from previously reported amounts due to the impact of deconsolidation. See Note 2, “Summary of Significant Accounting Policies.”

	For the Three Months Ended (unaudited)
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Revenues	$18,187	$20,765	$17,225	$15,996
Expenses	5,564	8,510	12,861	9,826
Total other income, net	3,575	11,726	17,228	3,987
Income before income taxes	16,198	23,981	21,592	10,157
Net income	15,844	23,058	20,845	9,653
Net income attributable to non-controlling interest in Consolidated Funds	6,815	9,933	9,057	3,912
Net income attributable to non-controlling interests in consolidated subsidiaries	(239)	612	1,607	(47)
Net income attributable to non-controlling interests in Medley LLC	7,951	12,135	10,181	5,788
Net income attributable to Medley Management Inc.	$1,317	$378

Net income per Class A common stock:
Basic (Note 11)	0.19	0.05
Diluted (Note 11)	0.19	0.05
Weighted average shares - Basic and Diluted	6,000,000	6,000,000

Medley Management Inc.

(Prior to September 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

18.	SUBSEQUENT EVENTS

On February 11, 2016, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the fourth quarter of 2015. The dividend is payable on March 4, 2016 to stockholders of record as of February 24, 2016.

On December 3, 2015, MCC Advisors LLC, a subsidiary of the Company and the investment manager for MCC, recommended and, in consultation with MCC’s board of directors, agreed to reduce its fees under its investment management agreement with MCC.  Beginning January 1, 2016, MCC Advisors LLC’s base management fee will be calculated at an annual rate of 1.75% on MCC’s gross assets up to $1.0 billion and a reduced 1.50% from 1.75% on MCC’s gross assets above $1.0 billion. In addition, MCC Advisors LLC will reduce its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle with a catch-up. Moreover, the revised incentive fee will include a netting mechanism and will be subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors LLC than fees under its current investment management agreement with MCC. Other than the foregoing, no other fee reductions have been made under the Company’s management agreements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because either conditions change or the degree of compliance with our policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.	Other Information

On March 16, 2016, we awarded an annual discretionary bonus to each of Messrs. Allorto and Fredericks for their services rendered in 2015.  Each of Messrs. Allorto and Fredericks was granted (1) 50,000 restricted stock units (“RSUs”) under the Company’s 2014 Omnibus Incentive Plan and (2) the right to receive cash-settled carried interest payments in an amount tied to the performance of one of our funds.  Messrs. Allorto and Fredericks were each awarded 0.258% of the carried interest received by MOF II GP LLC.

The RSUs granted to Messrs. Allorto and Fredericks vest in three equal installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive’s continued employment on the applicable vesting date.  Other than as described as follows, if the executive’s employment terminates for any reason, including death or disability, all unvested RSUs will be forfeited. Upon termination of the executive’s employment without cause following a change in control, all unvested RSUs will immediately vest.  Each of the foregoing RSU grantees is subject to restrictive covenants related to post-employment non-solicitation of employees, non-solicitation of business relations and non-competition for twelve months, six months and six months, respectively, following any termination of employment, and indefinite covenants covering intellectual property, confidentiality and non-disparagement (collectively, the “Covenants ”).  Under the RSU award agreements, if there is a violation of any of the Covenants, we determine after termination that grounds for a termination for cause existed or the executive engages in fraud or conduct contributing to any financial restatements or irregularities, the executive will be required to forfeit any gain realized on the vesting of the RSUs and repay the gain to the Company. The RSU are also subject to any clawback or similar policy adopted by the Board or the Compensation Committee as may be in effect from time to time.

The general partners of certain of our funds typically receive a special allocation of income, which we refer to as a carried interest, from our investment funds if investors in such funds achieve a specified threshold return. The carried interest awards granted to Messrs. Allorto and Fredericks represent an opportunity for each to receive a cash bonus equal to a percentage of the carried interest received by MOF II GP LLC from Medley Opportunity Fund II LP.  Under the terms of the carried interest award agreements, the cash bonus will be paid following each distribution made by MOF II GP LLC to its members.  Eligibility to receive such payments are based on the executive’s continued employment and cease automatically upon termination of employment for any reason.  Receipt of payment is also conditioned on compliance with the Covenants, and the payments are subject to clawback provisions as set forth in the Third Amended and Restated Limited Partnership Agreement of Medley Opportunity Fund II LP.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, certain information related to our compensation plans under which our Class A common stock may be issued.

	Number of securities to be issued upon exercise of outstanding	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	1,130,804	―	3,358,550

Equity compensation plans not approved by stockholders	―	―	―

(1)	Relates to the Medley Management Inc. 2014 Omnibus Incentive Plan.
(2)	The weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The additional information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

See the Exhibit Index at the end of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY MANAGEMENT INC.
(Registrant)

Date: March 18, 2016	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2016.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman
Brook Taube	(Co-Principal Executive Officer)

/s/ Seth Taube	Co-Chief Executive Officer and Co-Chairman
Seth Taube	(Co-Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Tonkel	President and Director
Jeffrey Tonkel

/s/ Jeffrey T. Leeds	Director
Jeffrey T. Leeds

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.

/s/ Philip K. Ryan	Director
Philip K. Ryan

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.2	Exchange Agreement, dated as of September 23, 2014, among Medley Management Inc., Medley LLC and the holders of LLC Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.3	Tax Receivable Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.4	Registration Rights Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.5	Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.6	Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.7	Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.8†	Medley Management Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.9†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.10†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014)

10.11†	Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.12†	Amendment to Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.13†	Medley LLC Unit Award Agreement to Richard Allorto, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.14†	Amendment to Medley LLC Unit Award Agreement to Richard Allorto, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014)

10.15†	Second Amendment to Award Agreement of Jeffrey Tonkel, dated September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.16†	Second Amendment to Award Agreement of Richard T. Allorto, Jr., dated as of September 23, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.17†	Award Agreement of John D. Fredericks, dated as of June 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.18†	Amendment to Award Agreement of John D. Fredericks, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.19†	Second Amendment to Award Agreement of John D. Fredericks, dated as of September 23, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.20†	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

10.21†	Letter Agreement, dated as of October 27, 2010, with Messrs. Brook and Seth Taube (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015)

21.1*	Subsidiaries of Medley Management Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Indicates management or compensating plan or arrangement

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

