Form 10-Q
period 2016-06-30
MEDLEY MANAGEMENT INC.
filed 2016-08-11
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 11, 2016 was 5,777,726. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 11, 2016 was 100.

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

The “pre-IPO owners” refers to the senior professionals who were the owners of Medley LLC immediately prior to the consummation of Medley Management Inc.’s IPO and subsequent purchase of 6,000,000 newly issued limited liability company units (the “LLC Units”) from Medley LLC, which correspondingly diluted the ownership interests of the pre-IPO owners in Medley LLC and resulted in Medley Management Inc.’s holding a number of LLC Units in Medley LLC equal to the number of shares of Class A common stock it issued in its IPO.

iv

Unless the context suggests otherwise, references herein to:

•	“AUM” refers to the assets of our funds, which represents the sum of the NAV of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fee earning AUM or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements.

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to our IPO and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MCOF” refers to Medley Credit Opportunity Fund;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. With respect to periods subsequent to January 1, 2016, as it relates to Medley Capital Corporation (NYSE: MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of the total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of MCC and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

v

PART 1 – FINANCIAL INFORMATION

Item 1.            Financial Statements

Medley Management Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	June 30,	As of
	2016	December 31,
	(unaudited)	2015
Assets
Cash and cash equivalents	$56,294	$71,688
Investments, at fair value	15,064	16,360
Management fees receivable	16,244	16,172
Performance fees receivable	2,799	2,518
Other assets	17,166	13,015
Total assets	$107,567	$119,753

Liabilities and Equity
Loans payable	$101,163	$100,871
Accounts payable, accrued expenses and other liabilities	35,232	34,746
Performance fee compensation payable	1,449	1,823
Total liabilities	137,844	137,440

Commitments and contingencies (Note 7)

Redeemable Non-controlling Interests	12,595	-

Equity

Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,010,646 issued as of June 30, 2016 and December 31, 2015; 5,777,726 and 5,993,941 outstanding as of June 30, 2016 and December 31, 2015, respectively	58	60
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid in capital (capital deficit)	1,219	631
Retained earnings (accumulated deficit)	(3,293)	(730)
Total stockholders' equity (deficit), Medley Management Inc.	(2,016)	(39)
Non-controlling interests in consolidated subsidiaries	(2,054)	(459)
Non-controlling interests in Medley LLC	(38,802)	(17,189)
Total equity (deficit)	(42,872)	(17,687)
Total liabilities, redeemable non-controlling interests and equity	$107,567	$119,753

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Management fees	$18,695	$20,923	$34,958	$38,443
Performance fees	851	(2,368)	260	3,968
Other revenues and fees	1,780	1,981	3,679	3,605
Total revenues	21,326	20,536	38,897	46,016

Expenses
Compensation and benefits	8,564	6,397	14,432	13,618
Performance fee compensation	45	(1,030)	(26)	(918)
General, administrative and other expenses	8,899	4,623	16,878	9,130
Total expenses	17,508	9,990	31,284	21,830

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,072)	(2,109)	(4,190)	(4,194)
Other income (expenses), net	(863)	13	(1,614)	(249)
Total other expense, net	(2,714)	(1,875)	(5,361)	(4,000)
Income before income taxes	1,104	8,671	2,252	20,186
Provision for (benefit from) income taxes	102	918	214	2,066
Net income	1,002	7,753	2,038	18,120
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	405	(274)	668	1,016
Net income attributable to non-controlling interests in Medley LLC	539	6,988	1,218	14,791
Net income attributable to Medley Management Inc.	$58	$1,039	$152	$2,313
Dividends declared per Class A common stock	$0.20	$-	$0.40	$0.20

Net income (loss) per Class A common stock:
Basic (Note 9)	$(0.03)	$0.14	$(0.04)	$0.33
Diluted (Note 9)	$(0.03)	$0.14	$(0.04)	$0.33
Weighted average shares - Basic and Diluted	5,777,726	6,000,000	5,814,428	6,000,000

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Amounts in thousands, except share and per share amounts)

											Total
					Additional		Non-	Non-			Equity and
					Paid in	Retained	controlling	controlling		Redeemable	Redeemable
	Class A		Class B		Capital	Earnings	Interests in	Interests in		Non-	Non-
	Common Stock		Common Stock		(Capital	(Accumulated	Consolidated	Medley	Total	controlling	controlling
	Shares	Dollars	Shares	Dollars	Deficit)	Deficit)	Subsidiaries	LLC	Equity	Interests	Interests
Balance at December 31, 2015	5,993,941	$60	100	$-	$631	$(730)	$(459)	$(17,189)	$(17,687)	$-	$(17,687)
Net income	-	-	-	-	-	152	(7)	1,218	1,363	675	2,038
Stock-based compensation	-	-	-	-	1,784	-	-	-	1,784	-	1,784
Dividends on Class A common stock ($0.40 per share)	-	-	-	-	-	(2,715)	-	-	(2,715)	-	(2,715)
Repurchases of Class A common stock	(216,215)	(2)	-	-	(1,196)	-	-	-	(1,198)	-	(1,198)
Contributions	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	(1,547)	(10,676)	(12,223)	(276)	(12,499)
Reclassification of redeemable non-controlling interest							(41)	(12,155)	(12,196)	12,196	-
Balance at June 30, 2016	$5,777,726	$58	100	$-	$1,219	$(3,293)	$(2,054)	$(38,802)	$(42,872)	$12,595	$(30,277)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$2,038	$18,120

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on investments	23	(29)
Loss on disposal of fixed assets	27	-
Loss (income) from equity method investments	417	(1,122)
Non-cash stock-based compensation	1,784	1,619
Depreciation and amortization	435	232
Provision for (benefit from) deferred taxes	(73)	(404)
Amortization of deferred financing costs	270	265
Accretion of debt discount	352	381
Changes in operating assets and liabilities:
Management fees receivable	(72)	(1,278)
Performance fees receivable	(281)	(2,869)
Other assets	(374)	(1,872)
Accounts payable, accrued expenses and other liabilities	(1,814)	(7,370)
Performance fee compensation payable	(374)	(1,929)
Net cash provided by (used in) operating activities	2,358	3,744

Cash flows from investing activities
Purchases of fixed assets	(1,884)	(125)
Distributions received from equity method investments	909	-
Net cash provided by (used in) investing activities	(975)	(125)

Cash flows from financing activities
Repayment of loans payable	(312)	(625)
Distributions to members and redeemable non-controlling interests	(12,499)	(21,582)
Dividends paid	(2,715)	(1,366)
Repurchases of Class A common stock	(1,198)	-
Contributions to equity method investments	(53)	(876)
Net cash provided by (used in) financing activities	(16,777)	(24,449)
Net increase (decrease) in cash and cash equivalents	(15,394)	(20,830)
Cash and cash equivalents, beginning of period	71,688	87,206
Cash and cash equivalents, end of period	$56,294	$66,376

Supplemental disclosure of non-cash investing and financing activities
Reclassification of redeemable non-controlling interest	$12,155	$-
Fixed assets	2,293	-

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The Company’s business is currently comprised of only one reportable segment, the investment management segment, and substantially all Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company conducts its investment management business in the United States, where substantially all its revenues are generated.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report on Form 10-K”). The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending December 31, 2016.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company elected to early adopt this new guidance using the modified retrospective method effective January 1, 2015. As a result of the adoption of ASU 2015-02, the Company determined that it is no longer the primary beneficiary of certain funds it manages. Therefore, the Company deconsolidated certain funds that had been consolidated under previous guidance effective January 1, 2015. As a result, amounts presented in the condensed consolidated financial statements herein for the three and six months ended June 30, 2015 have been adjusted from amounts previously disclosed for the three and six months ended June 30, 2015 to reflect the adoption of this guidance. Restatement of periods prior to January 1, 2015 was not required.

For legal entities evaluated for consolidation, the Company must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to the Company when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, if (a) fees received by the Company are customary and commensurate with the level of services provided, and (b) the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, the interest that the Company holds would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by the Company.

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

Medley Management Inc.

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

 As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 19.8% and 80.2%, respectively, as of June 30, 2016 and 20.4% and 79.6%, respectively, as of December 31, 2015. Net income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley LLC has one majority owned subsidiary, SIC Advisors LLC, which is a consolidated VIE. This entity was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of June 30, 2016 and December 31, 2015 total assets, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $26.5 million and $31.1 million, respectively. Total liabilities, after eliminating entries, of this VIE were $24.6 million and $21.2 million as of June 30, 2016 and December 31, 2015, respectively. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to the Company.

Deconsolidated Funds

Prior to January 1, 2015, the Company had consolidated Medley Opportunity Fund II LP (“MOF II”) in its consolidated financial statements in accordance with ASC 810-20 as the Company was the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASU 2015-02, which the Company adopted effective as of January 1, 2015, the Company reconsidered the consolidation conclusion for MOF II and, as a result of the new guidance, determined that, although MOF II continues to be a VIE, the Company is no longer considered to be the primary beneficiary. Therefore, the Company deconsolidated MOF II at January 1, 2015 and records its investment in the entity under the equity method of accounting.  See Note 3, “Equity Method Investments.”

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

As of June 30, 2016, the Company recorded investments, at fair value attributed to these non-consolidated VIEs of $5.3 million, receivables of $0.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2015, the Company recorded investments, at fair value of $5.9 million, receivables of $0.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of June 30, 2016, the Company’s maximum exposure to losses from these entities is $6.6 million.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Redeemable non-controlling interests represents a third-party’s interest in certain revenues and expenses of SIC Advisors LLC. The interests are classified outside of permanent equity because the interests are redeemable upon an event outside of Medley’s control.

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

The carrying amounts of equity method investments are reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company adopted the new guidance and retrospectively presented debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. The Company continues to present debt issuance costs related to its revolving credit facility as an asset on its Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. This change did not affect the Company’s consolidated statements of operations, cash flows or changes in equity.

Revenues

Management Fees

Medley provides investment management services to both public and private investment vehicles. Management fees include base management fees, other management fees, and Part I incentive fees, as described below.

Base management fees are calculated based on either (i) the average or ending gross assets balance for the relevant period, (ii) limited partners’ capital commitments to the funds, (iii) invested capital, (iv) NAV or (v) lower of cost or market value of a fund’s portfolio investments. For the private funds, Medley receives base management fees during a specified period of time, which is generally ten years from the initial closing date. However, such termination date may be earlier in certain limited circumstances or later if extended for successive one-year periods, typically up to a maximum of two years. Depending upon the contracted terms of the investment management agreement, management fees are paid either quarterly in advance or quarterly in arrears, and are recognized as earned over the period the services are provided.

Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the portfolio companies of the funds, as well as separately managed accounts. These fees are recognized when Medley becomes entitled to such fees.

Certain management agreements also provide for Medley to receive Part I incentive fee revenue derived from net interest income (excluding gains and losses) above a hurdle rate. Effective January 1, 2016, as it relates to Medley Capital Corporation (“MCC”), these fees are subject to netting against realized and unrealized losses. Part I incentive fees are paid quarterly and are recognized as earned over the period the services are provided.

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2016, there was no reversal of previously recognized performance fees. For the six months ended June 30, 2016, the Company reversed $0.7 million of previously recognized performance fees. For each of the three and six months ended June 30, 2015, the Company reversed $4.0 million of previously recognized performance fees. As of June 30, 2016, the Company recognized cumulative performance fees of $4.9 million.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of June 30, 2016, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions is subject to clawback. As of June 30, 2016, the Company had accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The new standard will become effective for the Company on January 1, 2018. Early application is permitted to the effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This ASU eliminated the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Medley measures the carrying value of its public non-traded equity method investments at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share of the equity method investments is reflected as a component of other income (expense) in the consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended June 30, 2016, the Company assessed that the liquidation value of its investment in CK Pearl Fund was below its carrying value and, that such decline led to an other than temporary impairment. As such, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expenses), net on the condensed consolidated statements of operations.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2016 and December 31, 2015, the Company’s carrying value of its equity method investments was $15.1 million and $16.4 million, respectively. Included in this balance was $9.0 million as of June 30, 2016 and December 31, 2015 from the Company’s investment in publicly-held Sierra Income Corporation (“SIC”). The remaining balance as of June 30, 2016 and December 31, 2015 relates primarily to the Company’s investments in Medley Opportunity Fund I LP (“MOF I”), MOF II and Medley Opportunity Fund III LP (“MOF III”).

4.	OTHER ASSETS

The components of other assets are as follows:

	As of
	June 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation of $1,473 and $1,667, respectively	$5,424	$1,708
Security deposits	1,975	3,034
Administrative fees receivable (Note 8)	1,768	1,654
Deferred tax assets	1,739	1,659
Deferred financing costs, net of accumulated amortization of $65 and $48, respectively	104	122
Due from affiliates (Note 8)	1,824	1,486
Prepaid expenses and taxes	3,041	2,293
Other receivables	1,291	1,059
Total other assets	$17,166	$13,015

5.	LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of
	June 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount of $662 and $777, respectively, and deferred financing costs of $1,461 and $1,712, respectively	$92,877	$92,511
Non-recourse promissory notes, net of unamortized discount of $1,714 and $1,953, respectively	8,286	8,360
Total loans payable	$101,163	$100,871

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (as amended,“Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time-to-time party thereto, which will mature on June 15, 2019.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On May 3, 2016, the Term Loan Facility was amended to permit the issuance of additional indebtedness by the Company with proceeds of such indebtedness to be used to prepay loans outstanding under the Term Loan Facility. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Term Loan Facility.

Borrowings under the Term Loan Facility, bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of June 30, 2016 and December 31, 2015. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC’s wholly owned subsidiaries.

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn) commencing on March 31, 2015, with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of June 30, 2016 and December 31, 2015, outstanding borrowings under this facility were $92.9 million and $92.5 million, respectively, which is reflected net of unamortized discount of $0.7 million and $0.8 million, respectively, and net of unamortized deferred financing costs of $1.5 million and $1.7 million, respectively. Deferred financing costs and the discount under the term loans are being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount and amortization of deferred financing costs, was $1.8 million for each of the three months ended June 30, 2016 and 2015 and $3.5 million for each of the six months ended June 30, 2016 and 2015. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of June 30, 2016.

 In October 2014, the Company voluntarily prepaid $15.0 million of outstanding term loans under this facility using a portion of the proceeds received from its initial public offering. The $15.0 million prepayment was applied against the first installment, which was due on March 31, 2015, and the remaining quarterly installments through June 30, 2017.

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of June 30, 2016.

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). On May 3, 2016, the Revolving Credit Facility was amended to permit issuance of additional indebtedness by the Company. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the periods ended June 30, 2016 and December 31, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of June 30, 2016.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.3 million and $0.4 million, respectively, for the three months ended June 30, 2016 and 2015 and $0.7 million for each of the six months ended June 30, 2016 and 2015. The fair value of the outstanding balance of the notes was $10.2 million and $10.1 million as of June 30, 2016 and December 31, 2015, respectively.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $312,500, and matured in March 2016. As of December 31, 2015, the balance under this note was $0.3 million.

Contractual Maturities of Loans Payable

As of June 30, 2016, future principal payments due under the loans payable are as follows (in thousands):

Remaining 2016	$-
2017	2,875
2018	5,500
2019	96,625
$105,000

6.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	June 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)
Accounts payable, accrued expenses and other liabilities:
Accrued compensation and benefits	$4,813	$9,107
Due to affiliates (Note 8)	16,255	13,634
Revenue share payable (Note 7)	7,274	6,774
Accrued interest	223	1,304
Professional fees	879	614
Deferred rent	2,984	285
Deferred tax liabilities	134	127
Accounts payable and other accrued expenses	2,670	2,900
Total accounts payable, accrued expenses and other liabilities	$35,232	$34,745

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ended June 30, 2016 and 2015 and $1.3 million for each of the six months ended June 30, 2016 and 2015.

Future minimum rental payments under non-cancelable leases are as follows as of June 30, 2016 (in thousands):

Remaining 2016	$1,335
2017	2,683
2018	2,704
2019	2,710
2020	2,833
Thereafter	6,684
Total future minimum lease payments	$18,949

Capital Commitments to Funds

As of June 30, 2016 and December 31, 2015, the Company had aggregate unfunded commitments of $0.4 million and $0.3 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 5). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of June 30, 2016 and December 31, 2015, this obligation amounted to $7.3 million and $6.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

Legal Proceedings

One of the Company’s subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437.  The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million.  The lawsuit seeks damages in excess of $100 million.  Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million in aggregate. On June 6, 2016, the court granted MCC and the other defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims, except with respect to the intentional interference with contract claim. MCC and the other defendants continue to dispute the remaining claims and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings.

From time to time, the Company is involved in litigation and legal proceedings arising out of the ordinary course of its business. The Company believes that it is not presently a party to any such matters that would have a material adverse effect on its financial condition, results of operations, or cash flows.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until September 30, 2016, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three months ended June 30, 2016 and 2015, Medley recorded $5.5 million and $2.0 million, respectively, for ESA expenses under this agreement. For the six months ended June 30, 2016 and 2015, Medley recorded $10.7 million and $4.2 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. Medley recorded a liability of $9.2 million and $7.2 million as of June 30, 2016 and December 31, 2015, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three months ended June 30, 2016 and 2015, the Company recorded $0.9 million and $1.0 million, respectively of revenue related to the MCC Admin Agreement. For the six months ended June 30, 2016 and 2015, the Company recorded $2.0 million and $2.1 million, respectively, of revenue related to the MCC Admin Agreement. The administrative fees receivable under the MCC Admin Agreement was $1.0 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively, and is included as a component of other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three months ended June 30, 2016 and 2015, the Company recorded $0.6 million and $0.5 million, respectively, of revenue related to the SIC Admin Agreement. For the six months ended June 30, 2016 and 2015, the Company recorded $1.2 million and $1.1 million, respectively, of revenue related to the SIC Admin Agreement. The administrative fees receivable under the SIC Admin Agreement was $0.6 million and $0.5 million, respectively, as of June 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with MCC Senior Loan Strategy JV I LLC (“MCC SLS JV,” the “MCC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC SLS JV. MCC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.2 million, respectively, of revenue related to the MCC SLS JV Admin Agreement. The administrative fees receivable under the MCC SLS JV Admin Agreement was $0.1 million as of June 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with SIC Senior Loan Strategy JV I LLC (“SIC SLS JV,” the “SIC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC SLS JV. SIC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.2 million, respectively, of revenue related to the SIC SLS JV Admin Agreement. The administrative fees receivable under the SIC SLS JV Admin Agreement was $0.1 million as of June 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Equity Method Investments

The Company holds equity method investments in SIC, MOF I, MOF II and MOF III. As of June 30, 2016 and December 31, 2015, the Company’s carrying value of its equity method investments was $15.1 million and $16.4 million, respectively. Included in this balance was $9.0 million as of June 30, 2016 and December 31, 2015, from the Company’s investment in SIC.

The Company typically pays certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included as a component of other assets on the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the Company recorded $0.8 million, as a receivable balance from MOF II and $0.1 million at the end of each period as a balance receivable from MOF III. The Company accrued $7.1 million as of June 30, 2016 and December 31, 2015 for clawback obligations relating to MOF II that would need to be paid if the fund was liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life. The Company did not record any receivable or payable balance on its statement of consolidated balance sheets relating to MOF I.

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

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. As of June 30, 2016, there were no transactions under this agreement.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9.	EARNINGS (LOSS) PER CLASS A SHARE

The table below presents basic and diluted net income (loss) per share of Class A common stock using the two-class method for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$58	$1,039	$152	$2,313
Less: Allocation to participating securities	(245)	(164)	(403)	(149)
Net income (loss) available to Class A common stockholders	$(187)	$875	$(251)	$2,164

Denominator
Weighted average shares of Class A common stock outstanding	5,777,726	6,000,000	5,814,428	6,000,000
Net income (loss) per Class A share	$(0.03)	$0.14	$(0.04)	$0.33

The Company declared a $0.20 dividend per share of Class A common stock on March 29, 2015, February 11, 2016 and May 10, 2016. The allocation to participating securities generally represents dividends paid to holders of unvested restricted stock units which reduces net income available to common stockholders.

The weighted average shares of Class A common stock is the same for both the basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 23,333,333 LLC Units to shares of Class A common stock, the impact of which would be antidilutive.

10.	INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of June 30, 2016 and December 31, 2015, the Company had total deferred tax assets of $1.7 million which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.1 million as of June 30, 2016 and December 31, 2015 which consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals and depreciation.

The Company’s effective tax rate was 9.2% and 10.6% for the three months ended June 30, 2016 and 2015, respectively, and 9.5% and 10.2% for the six months ended June 30, 2016 and 2015, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. For the three and six months ended June 30, 2016 and 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015 and during the three and six months ended June 30, 2016 and 2015, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2011 and, presently, have no open examination for tax years before 2013.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

11.	COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The payments to the Company’s Co-Chief Executive Officers are performance based and periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million for each of the three months ended June 30, 2016 and 2015 and $2.5 million for each of the six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

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

For the three and six months ended June 30, 2016, performance fee compensation was less than $0.1 million. For the three and six months ended June 30, 2015, performance fee compensation was $(1.0) million and $(0.9) million, respectively. As of June 30, 2016 and December 31, 2015, the total performance fee compensation payable for these awards was $1.4 million and $1.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. For the three months ended June 30, 2016 and 2015, the Company’s accrued contributions to the plan were $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2016 and 2015, the Company’s accrued contributions to the plan were $0.3 million and $0.2 million, respectively.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of June 30, 2016, there were 2.8 million awards available to be granted under the Plan.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of the RSUs granted is determined to be the fair value of the underlying shares on the date of grant. The aggregate fair value, which is then adjusted for anticipated forfeitures of up to 11% per annum, is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the three months ended June 30, 2016 and 2015, stock-based compensation was $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation was $1.8 million and $1.6 million, respectively.

The following summarizes RSU activity for the six months ended June 30, 2016:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2015	1,130,804	$16.56
Granted	574,000	5.79
Forfeited	(37,000)	18.00
Vested	-	-
Balance at June 30, 2016	1,667,804	$12.83

As of June 30, 2016 there were approximately 1.4 million RSUs outstanding, net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs as of June 30, 2016 was $12.7 million and is expected to be recognized over a weighted average period of 3.6 years.

12.	REDEEMABLE NON-CONTROLLING INTERESTS

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder.  The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date.  The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC.

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company will contribute up to $10 million, and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets. There was no balance as of June 30, 2016.

13.	MARKET AND OTHER RISK FACTORS

Due to the nature of the Medley funds’ investment strategy, their portfolio of investments has significant market and credit risk. As a result, the Company is subject to market and other risk factors, including, but not limited to the following:

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

14.	SUBSEQUENT EVENTS

On August 9, 2016, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the second quarter of 2016. The dividend is payable on September 6, 2016 to stockholders of record as of August 24, 2016.

On August 9, 2016, Medley LLC completed a registered public offering of notes. Medley LLC priced an offering of $25 million in aggregate principal amount of 6.875% notes due 2026 at a public offering price of 100% of the principal amount. The notes mature on August 15, 2026 with interest payable quarterly. Medley LLC intends to use the net proceeds from the offering to repay a portion of the outstanding indebtedness under the Term Loan Facility. The notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “MDLX.”

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 80 people, provides capital to the middle market in the U.S. As of June 30, 2016, we had over $5 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Over the past 14 years, we have provided in excess of $6 billion of capital to over 300 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit. Our year over year AUM growth as of June 30, 2016 was 25%, driven in large part by the growth of our SMAs, and our compounded annual growth rate from December 31, 2010 through June 30, 2016 was 34% driven in large part by the growth of our permanent capital vehicles.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.6 billion as of June 30, 2016.
•	Long-dated private funds and SMAs: MOF II, MOF III and SMAs, have a total AUM of $2.5 billion as of June 30, 2016.

For the three and six months ended June 30, 2016, 92% and 91%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of August 11, 2016:

(1)	The Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will provide Medley Group LLC with a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock.

(2)	If our pre-IPO owners exchanged all of their LLC Units for shares of Class A common stock, they would hold 80.15% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.
(3)	Certain individuals, entities and other partners engaged in our business continue to own interests directly in selected operating subsidiaries, including, in certain instances, entities that receive management, performance and incentive fees from funds that we advise. For additional information concerning these interests, see “Business — Fee Structure” included in our Annual Report on Form 10-K.
(4)	An entity controlled by a former employee holds limited liability company interests in MCC Advisors LLC that entitles it to approximately 5.75% of the net incentive fee income through August 20, 2016 from MCC Advisors LLC.
(5)	SC Distributors LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC.
(6)	Certain former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.
(7)	Medley LLC holds 96.5% of the Class B economic interests in MCOF Management LLC.
(8)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in MCOF GP LLC.

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

In general, these market and economic conditions continued into the first fiscal quarter of 2016. During the second quarter of 2016, broad economic markets showed stability and loan volumes across the lending spectrum improved. Whether markets continue to stabilize or re-enter a period of volatility, our ability to lend across the capital structure and at varying interest rates should provide our firm access to a larger borrower subset over time; especially as traditional lending sources, including banks, continue to pull away from non-investment grade borrowers.

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

Consolidated Variable Interest Entities

Medley Management Inc. is the sole managing member of Medley LLC and, as such, it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts our business. Under U.S. GAAP, Medley LLC meets the definition of a variable interest entity because the equity of Medley LLC is not sufficient to permit activities without additional subordinated financial support. Medley Management Inc. has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, therefore, Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.

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

Consolidation and Deconsolidation of Medley Funds

Prior to January 1, 2015, we consolidated MOF II in our consolidated financial statements in accordance with ASC 810, Consolidation, as we were the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASU 2015-02, which we adopted on January 1, 2015, we reconsidered the consolidation conclusion for MOF II and, as a result of the new guidance, determined that although MOF II continues to be a VIE, we are no longer considered to be the primary beneficiary. Therefore, we deconsolidated MOF II at January 1, 2015 and recorded our investment in the entity under the equity method of accounting. As a result, amounts presented in the condensed consolidated financial statements herein for the three and six months ended June 30, 2015 have been adjusted from amounts previously disclosed for the three and six months ended June 30, 2015 to reflect the adoption of this guidance.

Joint Venture

On June 3, 2016, we entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). We will contribute up to $10 million, and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. We have the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on our consolidated balance sheets. There was no balance as of June 30, 2016.

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

For the three and six months ended June 30, 2015, MCC Part I incentive fees were equal to 20.0% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed hurdle rate of 2.0% per quarter, calculated on the prior quarter NAV. No fee was earned until MCC’s net investment income exceeded the 2.0% hurdle rate. There was a catch-up provision that allocated to us all investment income above the hurdle rate but below a 2.5% return on the prior quarter NAV. Thereafter, we receive 20.0% of MCC’s net investment income above a 2.5% return on the prior quarter NAV. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

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

Performance Fees. Our long-dated private funds and SMAs may have industry standard carried interest performance fee structures and are typically 15% to 20% of the total return over a 6.0% to 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item on our consolidated statements of operations. These fees are subject to clawbacks, and netted against unrealized and realized losses.

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors – Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley had not received any distributions of performance fees through June 30, 2016, other than tax distributions, a portion of which is subject to clawback. As of June 30, 2016, we accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the three months ended June 30, 2016, there was no reversal of previously recognized performance fees. For the six months ended June 30, 2016, we reversed $0.7 million of previously recognized performance fees. For each of the three and six months ended June 30, 2015, we reversed $4.0 million of previously recognized performance fees. As of June 30, 2016, we recognized cumulative performance fees of $4.9 million.

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

Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $1.3 million for each of the three months ended June 30, 2016 and 2015 and $2.5 million for each of the six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, neither of our Co-Chief Executive Officers received any guaranteed payments.

Performance Fee Compensation. Performance fee compensation includes compensation related to performance fees, which generally consists of profit interests that we grant to our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profit interests granted and is calculated based upon the net present value of the projected performance fees. Payments to profit interest holders are payable when the performance fees are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue. We have an obligation to pay our employees a portion of the performance fees earned from certain funds.

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

Other Income (Expense)

Dividend Income. Dividend income consists of dividends associated with our equity method investment in SIC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.

Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.

Other Income (Expenses), Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable, equity income (loss) and unrealized gains (losses) associated with our equity method investments.

Provision for Income Taxes. Medley Management Inc. is subject to United States federal, state and local income taxes on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Medley LLC and its subsidiaries are not subject to United States federal, state and local corporate income taxes since all gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of our earnings are not subject to corporate level taxes.

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

Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Subsidiaries. Net income (loss) attributable to non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in our consolidated subsidiaries.

Net Income (Loss) Attributable to Non-Controlling Interests in Medley LLC. Net income (loss) attributable to non-controlling interests in Medley LLC represents the ownership interests that non-managing members’ hold in Medley LLC.

Our private funds are closed-end funds, and accordingly do not permit investors to redeem their interests other than in limited circumstances that are beyond our control, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. In addition, separately managed accounts for a single investor may allow such investor to terminate the investment management agreement at the discretion of the investor pursuant to the terms of the applicable documents. We manage assets for MCC and SIC, both of which are BDCs. The capital managed by MCC and SIC is permanently committed to these funds and cannot be redeemed by investors.

Managing Business Performance

Non-GAAP Financial Information

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds. Core Net Income, Core EBITDA and Core Net Income Margin are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under ‘‘— Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see ‘‘— Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley Management Inc. and net income attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO, other non-core items and the income tax impact of these adjustments.

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

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$597	$8,027	$1,370	$17,104
Net income (loss) per Class A common stock	$(0.03)	$0.14	$(0.04)	$0.33
Net Income Margin (1)	2.8%	39.1%	3.5%	37.2%
Weighted average shares - Basic and Diluted	5,777,726	6,000,000	5,814,428	6,000,000

Non-GAAP Data:
Core Net Income	$6,563	$10,409	$12,528	$22,176
Core EBITDA	9,753	13,858	18,820	29,320
Core Net Income Per Share	$0.14	$0.22	$0.26	$0.47
Core Net Income Margin	19.9%	32.6%	20.8%	31.1%
Pro-Forma Weighted Average Shares Outstanding	30,771,830	30,437,467	30,587,862	30,456,596

Other Data (at period end, in millions):
AUM	$5,025	$4,017	$5,025	$4,017
Fee Earning AUM	3,158	3,350	3,158	3,350

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ended June 30, 2016.

	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, March 31, 2016	$2,518	$2,494	$5,012	50%	50%
Commitments (1)	27	3	30
Capital reduction (2)	-	-	-
Distributions (3)	(34)	(29)	(63)
Change in fund value (4)	40	6	46
Ending balance, June 30, 2016	$2,551	$2,474	$5,025	51%	49%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

AUM remained consistent at $5.0 billion as of June 30, 2016 compared to AUM as of March 31, 2016. Our permanent capital vehicles increased AUM by $32.4 million, primarily associated with new equity issuances at SIC during the period. Our long-dated private funds and SMAs decreased AUM by $20.1 million, primarily associated with investment paydowns from our SMAs as some of our SMAs are no longer in the investment period.

The table below provides the roll forward of AUM for the six months ended June 30, 2016.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Ending balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%
Commitments (1)	36	365	401
Capital reduction (2)	(10)	-	(10)
Distributions (3)	(67)	(128)	(195)
Change in fund value (4)	46	4	50
Ending balance, June 30, 2016	$2,551	$2,474	$5,025	51%	49%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

AUM increased by $245.4 million, or 5%, to $5.0 billion as of June 30, 2016 compared to AUM as of December 31, 2015. Our permanent capital vehicles remained consistent at $2.6 billion as of June 30, 2016. Our long-dated private funds and SMAs increased AUM by $241.4 million, or 11%, primarily associated with new capital commitments from our SMAs, partly offset by distributions by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

Fee Earning AUM

Fee earning AUM refers to assets under management on which we directly earn base management fees. We view fee earning AUM as a metric to measure changes in the assets from which we earn management fees. Our fee earning AUM is the sum of all the individual fee earning assets of our funds that contribute directly to our management fees and generally equals the sum of:

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

Components of Fee Earning AUM

	As of	As of
	June 30,	December 31,
	2016	2015
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,199	$2,238
Fee earning AUM based on capital commitments	113	113
Fee earning AUM based on invested capital or NAV	846	951
Total fee earning AUM	$3,158	$3,302

As of June 30, 2016, fee earning AUM based on gross asset value decreased by $38.9 million, compared to December 31, 2015. The decrease in fee earning AUM based on gross asset value was due primarily to a decrease at MCC that resulted from lower leverage capacity and share repurchases, partly offset by new equity issuances at SIC.

As of June 30, 2016, fee earning AUM based on capital commitments remained consistent compared to December 31, 2015.

As of June 30, 2016, fee earning AUM based on invested capital or NAV decreased by $105.4 million, or 11%, compared to December 31, 2015. The decrease in fee earning AUM based on invested capital or NAV was due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of Fee Earning AUM for the three months ended June 30, 2016.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, March 31, 2016	$2,159	$1,010	$3,169	68%	32%
Commitments (1)	34	2	36
Capital reduction (2)	-	-	-
Distributions (3)	(34)	(51)	(85)
Change in fund value (4)	40	(2)	38
Ending balance, June 30, 2016	$2,199	$959	$3,158	70%	30%

(1)	With respect to permanent capital vehicles, represents increases or temporary reductions during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

Total fee earning AUM remained consistent at $3.2 billion as of June 30, 2016 compared to total fee earning AUM as of March 31, 2016.

The table below presents the roll forward of Fee Earning AUM for the six months ended June 30, 2016.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Ending balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%
Commitments (1)	(7)	34	27
Capital reduction (2)	(10)	-	(10)
Distributions (3)	(68)	(127)	(195)
Change in fund value (4)	46	(12)	34
Ending balance, June 30, 2016	$2,199	$959	$3,158	70%	30%

(1)	With respect to permanent capital vehicles, represents increases or temporary reductions during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

Total fee earning AUM decreased by $144.3 million, or 4%, to $3.2 billion as of June 30, 2016 compared to total fee earning AUM as of December 31, 2015 and was due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 215 investments and have invested a total of $1.4 billion. As of June 30, 2016, the fee earning AUM was $1.1 billion. The performance for SIC as of June 30, 2016 is summarized below:

Annualized Net Total Return(1):	6.1%
Annualized Realized Losses on Invested Capital:	0.1%
Average Recovery:	86.5%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 153 investments and have invested a total of $1.8 billion. As of June 30, 2016, excluding Medley SBIC LP, the fee earning AUM was $832 million. The performance for MCC as of June 30, 2016 is summarized below:

Annualized Net Total Return(2):	7.2%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 26 investments and have invested a total of $312 million. As of June 30, 2016, the fee earning AUM was $235 million. The performance for Medley SBIC fund as of June 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	14.6%
Net Internal Rate of Return(5):	16.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 66 investments and have invested a total of $902 million. As of June 30, 2016, the fee earning AUM was $451 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	12.0%
Net Internal Rate of Return(6):	6.5%
Annualized Realized Losses on Invested Capital:	1.3%
Average Recovery(3):	NM

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 15 investments and have invested a total of $103 million. As of June 30, 2016, the fee earning AUM was $113 million. The performance for MOF III as of June 30, 2016 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 81 investments and have invested a total of $591 million. As of June 30, 2016, the fee earning AUM in our SMAs was $395 million. The aggregate performance of our SMAs as of June 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	8.9%
Net Internal Rate of Return(7):	7.5%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

Medley Credit Opportunity Fund (MCOF)

We launched MCOF in July 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation market. Its investment objective is to generate high current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market. As of June 30, 2016, MCOF did not have any committed or invested capital.

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)	Annualized Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC, MOF II and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2016. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of June 30, 2016, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 19.2%.

(6)	Net Internal Rate of Return for MOF II was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$18,695	$20,923	$34,958	$38,443
Performance fees	851	(2,368)	260	3,968
Other revenues and fees	1,780	1,981	3,679	3,605
Total revenues	21,326	20,536	38,897	46,016

Expenses
Compensation and benefits	8,564	6,397	14,432	13,618
Performance fee compensation	45	(1,030)	(26)	(918)
General, administrative and other expenses	8,899	4,623	16,878	9,130
Total expenses	17,508	9,990	31,284	21,830

Other income (expense)
Dividend income	221	221	443	443
Interest expense	(2,072)	(2,109)	(4,190)	(4,194)
Other income (expenses), net	(863)	13	(1,614)	(249)
Total other expense, net	(2,714)	(1,875)	(5,361)	(4,000)
Income before income taxes	1,104	8,671	2,252	20,186
Provision for (benefit from) income taxes	102	918	214	2,066
Net income	1,002	7,753	2,038	18,120
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	405	(274)	668	1,016
Net income attributable to non-controlling interests in Medley LLC	539	6,988	1,218	14,791
Net income attributable to Medley Management Inc.	$58	$1,039	$152	$2,313

Other data (at period end, in millions):
AUM	$5,025	$4,017	$5,025	$4,017
Fee earning AUM	$3,158	$3,350	$3,158	$3,350

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Management Fees. Total management fees decreased by $2.2 million, or 11%, to $18.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Our management fees from permanent capital vehicles decreased by $0.5 million for the three months ended June 30, 2016 compared to the same period in 2015. Management fees from SIC increased $1.8 million due to an increase in Part I incentive fees and a 17% increase in fee earning AUM for the three months ended June 30, 2016 compared to the same period in 2015. Management fees from MCC decreased $2.3 million due to a decrease in Part I incentive fees and a 16% decrease in average fee earning AUM for the three months ended June 30, 2016 compared to the same period in 2015.

•	Our management fees from long-dated private funds and SMAs decreased by $1.8 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to a decrease in origination fees, partly offset by an increase in base management fees across all funds.

Performance Fees. Performance fees increased to $0.9 million for the three months ended June 30, 2016 compared to a reversal of performance fees of $2.4 million for the same period in 2015. The increase was due to an increase in underlying fund valuations for the three months ended June 30, 2016 compared to the three months June 30, 2015 as well as the reversal of MOF II performance fees during the three months ended June 30, 2015.

Other Revenues and Fees. Other revenues and fees decreased by $0.2 million, or 10%, to $1.8 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease was due primarily to a decrease in transaction fees for the three months ended June 30, 2016 compared to the same period in 2015.

Expenses

Compensation and Benefits. Compensation and benefits increased by $2.2 million, or 34% to $8.6 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in discretionary compensation.

Performance Fee Compensation. Performance fee compensation increased by $1.1 million to a nominal expense for the three months ended June 30, 2016 compared to an expense reversal of $1.0 million for the same period in 2015. The $1.0 million expense reversal for the three months ended June 30, 2015 was due primarily to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $4.3 million, or 92%, to $8.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC.

Other Income (Expense)

Dividend income of $0.2 million remained consistent during the three months ended June 30, 2016 compared to the same period in 2015.

Interest expense of $2.1 million remained consistent for the three months ended June 30, 2016 compared to the same period in 2015. Average debt outstanding during the three months ended June 30, 2016 and 2015 was $105.0 million and $106.1 million, respectively.

Other expenses, net increased by $0.9 million to $0.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense associated with our revenue share payable and an impairment charge on our investment in MOF I.

Provision for Income Taxes

Our effective income tax rate was 9.2% and 10.6% for the three months ended June 30, 2016 and 2015, respectively. As a result of our share repurchase program there was a reduction in the number of Class A common stock outstanding which resulted in the same pro-rata decrease in Medley Management Inc.’s ownership of LLC Units in Medley LLC. The decrease in the ownership of Medley LLC resulted in an increase in income attributed to non-controlling interests of Medley LLC which is not subject to United States federal, state and local corporate income taxes, causing a decrease in the effective tax rate.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated subsidiaries increased by $0.7 million to $0.4 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due to no performance fees being recorded for the three months ended June 30, 2016 compared to a reversal of MOF II performance fees for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Management Fees. Total management fees decreased by $3.5 million, or 9%, to $35.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	Our management fees from permanent capital vehicles decreased by $1.5 million for the six months ended June 30, 2016 compared to the same period in 2015. Management fees from SIC increased $4.9 million due to an increase in Part I incentive fees and a 22% increase in average fee earning AUM for the six months ended June 30, 2016 compared to the same period in 2015. Management fees from MCC decreased $6.3 million due to a decrease in Part I incentive fees and a 14% decrease in average fee earning AUM for the six months ended June 30, 2016 compared to the same period in 2015.

•	Our management fees from long-dated private funds and SMAs decreased by $2.0 million for the six months ended June 30, 2016, compared to the same period in 2015. The decrease was primarily due to a decrease in origination fees, partly offset by an increase in base management fees across all funds.

Performance Fees. Performance fees decreased by $3.7 million to $0.3 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was due to a decrease in SMA performance fees accruals for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other Revenues and Fees. Other revenues and fees increased by $0.1 million, or 2%, to $3.7 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $0.8 million, or 6% to $14.4 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in salaries during the six months ended June 30, 2016 that resulted from an increase in headcount.

Performance Fee Compensation. Performance fee compensation decreased by $0.9 million to a nominal reversal for the six months ended June 30, 2016 compared to the same period in 2015. The variance in performance fee compensation was due primarily to a decrease in reversals of performance fee compensation. For the six months ended June 30, 2015, our performance fee compensation payable decreased due to a mark to market adjustment to our performance fee compensation payable that resulted from a decrease in the projected future payments that resulted from changes in certain projection assumptions.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $7.7 million, or 85%, to $16.9 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC.

Other Income (Expense)

Dividend income of $0.4 million remained consistent during the six months ended June 30, 2016 compared to the same period in 2015.

Interest expense of $4.2 million remained consistent for the six months ended June 30, 2016 compared to the same period in 2015. Average debt outstanding during the six months ended June 30, 2016 and 2015 was $105.1 million and $106.3 million, respectively.

Other expenses, net increased by $1.4 million to $1.6 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense associated with our revenue share payable and an impairment charge on our investment in MOF I.

Provision for Income Taxes

Our effective income tax rate was 9.5% and 10.2% for the six months ended June 30, 2016 and 2015, respectively. As a result of our share repurchase program, there was a reduction in the number of Class A common stock outstanding which resulted in the same pro-rata decrease in Medley Management Inc.’s ownership of LLC Units in Medley LLC. The decrease in the ownership of Medley LLC resulted in an increase in income attributed to non-controlling interests of Medley LLC which is not subject to United States federal, state and local corporate income taxes, causing a decrease in the effective tax rate.

Non-Controlling Interests

Net income attributable to non-controlling interests in consolidated subsidiaries decreased by $0.3 million to $0.7 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was due to a decrease in performance fees of MOF II.

Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any funds. Management believes that these measures provide analysts, investors and management with helpful information regarding our underlying operating performance and our business, as they remove the impact of items management believes are not reflective of underlying operating performance. These non-GAAP measures are also used by management for planning purposes, including the preparation of internal budgets; and for evaluating the effectiveness of operational strategies. Additionally, we believe these non-GAAP measures provide another tool for investors to use in comparing our results with other companies in our industry, many of whom use similar non-GAAP measures. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed below. Furthermore, such measures may be inconsistent with measures presented by other companies.

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income or Core EBITDA. The following table is a reconciliation of net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)

Net income attributable to Medley Management Inc.	$58	$1,039	$152	$2,313
Net income attributable to non-controlling interests in Medley LLC	539	6,988	1,218	14,791
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$597	$8,027	1,370	17,104
Reimbursable fund startup expenses	5,541	1,995	10,744	4,169
IPO date award stock-based compensation	673	688	1,346	1,418
Other non-core items (1)	521	-	521	137
Income tax expense on adjustments	(769)	(301)	(1,453)	(652)
Core Net Income	$6,563	$10,409	$12,528	$22,176
Interest expense	2,072	2,109	4,190	4,194
Income taxes	871	1,219	1,667	2,718
Depreciation and amortization	247	121	435	232
Core EBITDA	$9,753	$13,858	$18,820	$29,320

Core Net Income Per Share	$0.14	$0.22	$0.26	$0.47

Pro-Forma Weighted Average Shares Outstanding (2)	30,771,830	30,437,467	30,587,862	30,456,596

(1)	For the three and six months ended June 30, 2016, other non-core items consists of a $0.5 million impairment loss on our investment in CK Pearl Fund. For the six months ended June 30, 2015, other non-core items consists of a one-time $0.1 million severance cost to former employees.

(2)	Assumes the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units during each of the periods presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$6,563	$10,409	$12,528	$22,176
Add: Income taxes	871	1,219	1,667	2,718
Pre-Tax Core Net Income	7,434	11,628	14,195	24,894

Denominator
Class A common stock	5,777,726	6,000,000	5,814,428	6,000,000
Conversion of LLC Units to Class A common stock	23,333,333	23,333,333	23,333,333	23,333,333
Restricted stock units	1,660,771	1,104,134	1,440,101	1,123,263
Pro-Forma Weighted Average Shares Outstanding	30,771,830	30,437,467	30,587,862	30,456,596
Pre-Tax Core Net Income Per Share	$0.24	$0.38	$0.46	$0.82
Less: corporate income taxes per share (1)	(0.10)	(0.16)	(0.20)	(0.35)
Core Net Income Per Share	$0.14	$0.22	$0.26	$0.47

(1)	Assumes that all of our pre-tax earnings are subject to federal, state and local income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0%.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income Margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015

Net Income Margin	2.8%	39.1%	3.5%	37.2%
Reimbursable fund startup expenses (1)	26.0%	9.8%	27.6%	9.2%
IPO date award stock-based compensation (1)	3.2%	3.5%	3.5%	3.2%
Other non-core items (1)(2)	2.4%	0.0%	1.3%	0.3%
Provision for income taxes (3)	0.5%	4.5%	0.6%	4.5%
Corporate income taxes (4)	(15.0)%	(24.3)%	(15.7)%	(23.3)%
Core Net Income Margin	19.9%	32.6%	20.8%	31.1%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)	For the three and six months ended June 30, 2016, other non-core items consists of a $0.5 million impairment loss on our investment in CK Pearl Fund. For the six months ended June 30, 2015, other non-core items consists of a one-time $0.1 million severance cost to former employees.

(3)	Provision for income taxes is presented as a percentage of total revenue.

(4)	Assumes that all of our pre-tax earnings, including adjustments above, are subject to federal, state and local income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0% and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources

Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) funding capital commitments that we have made to our funds; (iii) making distributions to our owners; and (iv) borrowings, interest payments and repayments under our debt facilities. As of June 30, 2016, our cash and cash equivalents were $56.3 million.

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

Debt Instruments

Senior Secured Credit Facilities

On August 14, 2014, we entered into a $110.0 million senior secured term loan credit facility (as amended, the “Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which will mature on June 15, 2019.

On May 3, 2016, the Term Loan Facility was amended to permit us to issue additional indebtedness with proceeds of such indebtedness to be used to prepay loans outstanding under the Term Loan Facility. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Term Loan Facility.

On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which will mature on August 19, 2017, with a one-year extension at the option of the borrower, provided certain conditions are met. On May 3, 2016, the Revolving Credit Facility was amended to permit us to issue additional indebtedness. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing.

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

None of our non-wholly owned domestic subsidiaries are obligated to guarantee the Term Loan Facility or Revolving Credit Facility. Such subsidiaries include MCC Advisors LLC, SIC Advisors LLC, MOF II GP LLC and MOF III GP LLC.

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

In addition, the credit agreements governing our Senior Secured Credit Facilities contain a financial covenant that requires us to maintain, with respect to each four quarter period, a ratio of net debt to Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our financial results and includes the adjustments made to calculate Core EBITDA.

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

Medley LLC Notes

On August 9, 2016, Medley LLC completed a registered public offering of notes. Medley LLC priced an offering of $25 million in aggregate principal amount of 6.875% notes due 2026 at a public offering price of 100% of the principal amount. The notes mature on August 15, 2026 with interest payable quarterly. Medley LLC intends to use the net proceeds from the offering to repay a portion of the outstanding indebtedness under the Term Loan Facility. The notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “MDLX.”

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

Notes Payable

In March 2014, we issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carried no interest, had quarterly amortization payments of $0.3 million and matured in March 2016. As of December 31, 2015, $0.3 million was outstanding in respect of this note.

Cash Flows

The significant captions and amounts from our consolidated financial statements are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Six Months Ended
	June 30,
	(unaudited)
	2016	2015
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$2,358	$3,744
Net cash provided by (used in) investing activities	(975)	(125)
Net cash provided by (used in) financing activities	(16,777)	(24,449)
Net increase (decrease) in cash and cash equivalents	$(15,394)	$(20,830)

Operating Activities

Our net cash flow provided by (used in) operating activities was $2.4 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, net cash flow provided by operating activities was due to net income of $2.0 million and $18.1 million, respectively, non-cash adjustments of $3.2 million and $0.9 million, respectively, and changes in operating assets and liabilities of $(2.9) million and $(15.3) million, respectively.

Investing Activities

Our investing activities generally reflect cash used for acquisitions of fixed assets and distributions received from our equity method investments. Purchases of fixed assets were $1.9 million and $0.1 million, respectively, for the six months ended June 30, 2016 and 2015. Distributions received from equity method investments were $0.9 million for the six months ended June 30, 2016. There were no distributions received from equity method investments for the six months ended June 30, 2015.

Financing Activities

Dividends paid are presented as a use of cash of $2.7 million and $1.4 million, respectively for the six months ended June 30, 2016 and 2015. Distributions to members and redeemable non-controlling interests are presented as a use of cash from financing activities and were $12.5 million and $21.6 million, respectively, for the six months ended June 30, 2016 and 2015. Repayments of debt obligations resulted in an outflow of cash of $0.3 million and $0.6 million, respectively, for the six months ended June 30, 2016 and 2015. Repurchases of Class A common stock represented a use of cash from financing activities of $1.2 million for the six months ended June 30, 2016. There were no repurchases of Class A common stock for the six months ended June 30, 2015.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We elected to early adopt this new guidance using the modified retrospective method effective January 1, 2015. As a result of the adoption of ASU 2015-02, we determined that we are no longer the primary beneficiary of the funds. Therefore, we deconsolidated certain funds that had been previously consolidated under previous guidance effective January 1, 2015. Restatement of periods prior to January 1, 2015 was not required.

For legal entities evaluated for consolidation, we must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to us when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, (1) fees received by us that are customary and commensurate with the level of services provided, and (2) we don’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. We factor in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by us.

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

For those entities evaluated under the voting interest model, we consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity (“VOE”) if we own a majority voting interest in the entity. Prior to the new guidance, we consolidated VOE’s where we were the general partner and as such, were presumed to have control.

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

If applicable, we record an accrual for the potential repayment of previously received performance fees which represents amounts that would need to be repaid to the underlying funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of income tax expense. For interim periods, we account for income taxes based on its estimate of the effective tax rate for the year. Discrete items and changes in its estimate of the annual effective tax rate are recorded in the period they occur.

Medley Management Inc., is subject to U.S. federal, state and local corporate income taxes on its allocable portion of income of Medley LLC at prevailing corporate tax rates, which are reflected in or condensed consolidated financial statements.  Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is also included in our provision for income taxes.

We analyze our tax filing positions in all of the U.S. federal, state and local tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established.

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

Contractual Obligations

As of June 30, 2016, there were no material changes to our contractual obligations, commitments and contingencies since December 31, 2015. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of June 30, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of June 30, 2016, we accrued $7.1 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2016, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $2.1 million.

Performance fee revenue is also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Under the governing agreements of certain of our funds, we may have to fund additional amounts on account of clawback obligations beyond what we received in performance fee compensation on account of distributions of performance fee payments made to current or former professionals from such funds if they do not fund their respective shares of such clawback obligations. We will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

Additionally, at the end of the life of the funds, there could be a payment due to a fund by us if we have recognized more performance fee revenue than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of June 30, 2016, we calculated a $0.8 million increase in management fees for the three and six months ended June 30, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of June 30, 2016, we calculated a $1.0 million decrease in management fees for the three and six months ended June 30, 2016.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of June 30, 2016, we calculated a $34.7 million and $34.9 million increase in performance fees for the three and six months ended June 30, 2016, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of June 30, 2016, we calculated a $1.0 million and $0.8 million decrease in performance fees for the three and six months ended June 30, 2016, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of June 30, 2016, we calculated a $5.5 million increase in Part I and II incentive fees for the three and six months ended June 30, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of June 30, 2016, we calculated a nominal increase of less than $0.1 million in Part I incentive fees for the three and six months ended June 30, 2016, respectively.

Interest Rate Risk

As of June 30, 2016, we had $101.2 million of debt outstanding, presented as loans payable on our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on the loans was 6.50% as of June 30, 2016.

Based on the floating rate component of our debt obligations payable as of June 30, 2016, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of June 30, 2016, interest expense related to variable rates would increase or decrease by 15% or $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

One of our subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”).  The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437.  The lawsuit was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million.  The lawsuit seeks damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. On June 6, 2016, the court granted MCC and the other defendant’s demurrers on several counts and dismissed Mr. Barkat’s claims, except with respect to the intentional interference with contract claim. MCC and the other defendants continue to dispute the remaining claims and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 11, 2016	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

10.1	Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.11 to Medley LLC’s Amendment No. 1 to Form S-1 (File No. 333-212514) filed on July 28, 2016)

10.2*	First Amendment dated as of May 3, 2016 to the Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch

10.3*	Amendment Number One and Consent dated as of August 12, 2015 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank

10.4*	Amendment Number Two dated as of May 3, 2016 2015 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

