Form 10-Q
period 2016-09-30
MEDLEY MANAGEMENT INC.
filed 2016-11-14
CIK 1611110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 14, 2016 was 5,809,130. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 14, 2016 was 100.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	F-1

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	F-2

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	F-3

	Condensed Consolidated Statement of Changes in Equity and Redeemable Non-controlling Interests (unaudited) for the Nine Months Ended September 30, 2016	F-4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2016 and 2015	F-5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	31

Part II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits, Financial Statement Schedules	32

	Signatures	33

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report on Form 10-K”) available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

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

i

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

Unless the context suggests otherwise, references herein to:

•	“AUM” refers to the assets of our funds, which represents the sum of the NAV of such funds, the drawn and undrawn debt (at the fund level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods);

•	“base management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fee earning AUM or, in certain cases, a percentage of originated assets in the case of certain of our SMAs;

•	“BDC” refers to business development company;

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements.

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•	“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. With respect to periods subsequent to January 1, 2016, as it relates to Medley Capital Corporation (NYSE: MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicles;

•	“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% or 20% of the total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•	“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of MCC and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account;

•	“STRF” refers to Sierra Total Return Fund.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Medley Management Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
Assets
Cash and cash equivalents	$57,331	$71,688
Investments, at fair value	24,273	16,360
Management fees receivable	12,613	16,172
Performance fees receivable	4,245	2,518
Other assets	18,185	13,015
Total assets	$116,647	$119,753

Liabilities and Equity
Loans payable	$78,197	$100,871
Senior unsecured debt	23,394	-
Accounts payable, accrued expenses and other liabilities	37,403	34,746
Performance fee compensation payable	1,066	1,823
Total liabilities	140,060	137,440

Commitments and contingencies (Note 9)

Redeemable Non-controlling Interests	24,668	-

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,042,050 and 6,010,646 issued as of September 30, 2016 and December 31, 2015, respectively; 5,809,130 and 5,993,941 outstanding as of September 30, 2016 and December 31, 2015, respectively	58	60
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	-	-
Additional paid in capital (capital deficit)	2,170	631
Accumulated other comprehensive income (loss)	47	-
Retained earnings (accumulated deficit)	(4,473)	(730)
Total stockholders' equity (deficit), Medley Management Inc.	(2,198)	(39)
Non-controlling interests in consolidated subsidiaries	(1,863)	(459)
Non-controlling interests in Medley LLC	(44,020)	(17,189)
Total equity (deficit)	(48,081)	(17,687)
Total liabilities, redeemable non-controlling interests and equity	$116,647	$119,753

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Management fees	$15,262	$18,135	$50,220	$56,578
Performance fees	1,446	(14,595)	1,706	(10,627)
Other revenues and fees	2,172	1,891	5,851	5,496
Total revenues	18,880	5,431	57,777	51,447

Expenses
Compensation and benefits	6,964	5,914	21,396	19,532
Performance fee compensation	(212)	(3,660)	(238)	(4,578)
General, administrative and other expenses	8,801	1,626	25,679	10,756
Total expenses	15,553	3,880	46,837	25,710

Other income (expense)
Dividend income	312	222	755	665
Interest expense	(2,403)	(2,141)	(6,593)	(6,335)
Other income (expenses), net	55	(838)	(1,559)	(1,087)
Total other expense, net	(2,036)	(2,757)	(7,397)	(6,757)
Income (loss) before income taxes	1,291	(1,206)	3,543	18,980
Provision for (benefit from) income taxes	77	(113)	291	1,953
Net income (loss)	1,214	(1,093)	3,252	17,027
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	438	(2,150)	1,106	(1,134)
Net income attributable to non-controlling interests in Medley LLC	556	785	1,774	15,576
Net income attributable to Medley Management Inc.	$220	$272	$372	$2,585
Dividends declared per Class A common stock	$0.20	$0.20	$0.60	$0.40

Net income (loss) per Class A common stock:
Basic (Note 11)	$-	$0.04	$(0.05)	$0.38
Diluted (Note 11)	$-	$0.04	$(0.05)	$0.38
Weighted average shares outstanding - Basic and Diluted	5,778,409	6,000,211	5,802,334	6,000,071

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$1,214	$(1,093)	$3,252	$17,027
Other comprehensive income (loss):
Change in fair value on available-for-sale securities	268	-	268	-
Total comprehensive income (loss)	1,482	(1,093)	3,520	17,027
Comprehensive income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	469	(2,150)	1,137	(1,134)
Comprehensive income (loss) attributable to Medley LLC	746	785	1,964	15,576
Comprehensive income attributable to Medley Management Inc.	$267	$272	$419	$2,585

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statement of Changes in Equity and Redeemable Non-controlling Interests (unaudited)

(Amounts in thousands, except share and per share amounts)

					Additional			Non-	Non-
					Paid in	Accumulated	Retained	controlling	controlling		Redeemable
	Class A		Class B		Capital	Other	Earnings	Interests in	Interests in		Non-
	Common Stock		Common Stock		(Capital	Comprehensive	(Accumulated	Consolidated	Medley	Total	controlling
	Shares	Dollars	Shares	Dollars	Deficit)	Income (Loss)	Deficit)	Subsidiaries	LLC	Equity	Interests
Balance at December 31, 2015	5,993,941	$60	100	$-	$631	$-	$(730)	$(459)	$(17,189)	$(17,687)	$-
Net income (loss)	-	-	-	-	-	-	372	(10)	1,774	2,136	1,116
Change in fair value on available-for-sale securities	-	-	-	-	-	47	-	-	190	237	31
Stock-based compensation	-	-	-	-	2,735	-	-	-	-	2,735	-
Dividends on Class A common stock ($0.60 per share)	-	-	-	-	-	-	(4,115)	-	-	(4,115)	-
Issuance of Class A common stock related to vesting of restricted stock units	31,404
Repurchases of Class A common stock	(216,215)	(2)	-	-	(1,196)	-	-	-	-	(1,198)	-
Contributions	-	-	-	-	-	-	-	2	-	2	12,000
Distributions	-	-	-	-	-	-	-	(1,547)	(16,448)	(17,995)	(675)
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	(41)	(12,155)	(12,196)	12,196
Fair value of non-controlling interest	-	-	-	-	-	-	-	192	(192)	-	-
Balance at September 30, 2016	$5,809,130	$58	100	$-	$2,170	$47	$(4,473)	$(1,863)	$(44,020)	$(48,081)	$24,668

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$3,252	$17,027

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	2,735	2,376
Net change in unrealized depreciation (appreciation) on investments	(8)	422
Loss on disposal of fixed assets	27	-
Loss (income) from equity method investments	264	11,497
Depreciation and amortization	678	341
Provision for (benefit from) deferred taxes	(576)	69
Amortization of debt issuance costs	555	409
Accretion of debt discount	633	577
Changes in operating assets and liabilities:
Management fees receivable	3,559	(42)
Performance fees receivable	(1,727)	(920)
Other assets	(1,006)	(6,483)
Accounts payable, accrued expenses and other liabilities	262	(8,465)
Performance fee compensation payable	(757)	(6,048)
Net cash provided by (used in) operating activities	7,891	10,760

Cash flows from investing activities
Purchases of fixed assets	(1,924)	(129)
Distributions received from equity method investments	1,152	184
Purchases of available-for-sale securities	(8,846)	-
Net cash provided by (used in) investing activities	(9,618)	55

Cash flows from financing activities
Repayment of debt obligations	(23,812)	(937)
Proceeds from issuance of debt obligations	24,212	-
Capital contributions from non-controlling interests in consolidated subsidiaries and redeemable non-controlling interests	12,002	-
Distributions to members and redeemable non-controlling interests	(18,670)	(29,507)
Debt obligations issuance costs	(842)	-
Dividends paid	(4,115)	(2,749)
Repurchases of Class A common stock	(1,198)	-
Capital contributions to equity method investments	(207)	(1,074)
Net cash provided by (used in) financing activities	(12,630)	(34,267)
Net increase (decrease) in cash and cash equivalents	(14,357)	(23,452)
Cash and cash equivalents, beginning of period	71,688	87,206
Cash and cash equivalents, end of period	$57,331	$63,754

Supplemental disclosure of non-cash investing and financing activities
Reclassification of redeemable non-controlling interest	$12,155	$-
Fixed assets	2,293	-
Fair value of non-controlling interest	192	-

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.          ORGANIZATION AND BASIS OF PRESENTATION

Medley Management Inc. is an asset management firm offering yield solutions to retail and institutional investors. The corporation’s national direct origination franchise provides capital to the middle market in the U.S. Medley Management Inc., through its consolidated subsidiary, Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.

The Company’s business is currently comprised of only one reportable segment, the investment management segment, and substantially all Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company conducts its investment management business in the U.S., where substantially all its revenues are generated.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which changes the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company elected to early adopt this new guidance using the modified retrospective method effective January 1, 2015. As a result of the adoption of ASU 2015-02, the Company determined that it is no longer the primary beneficiary of certain funds it manages. Therefore, the Company deconsolidated certain funds that had been consolidated under previous guidance effective January 1, 2015. As a result, amounts presented in the condensed consolidated financial statements herein for the three and nine months ended September 30, 2015 have been adjusted from amounts previously disclosed for the three and nine months ended September 30, 2015 to reflect the adoption of this guidance. Restatement of periods prior to January 1, 2015 was not required.

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

 As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 19.9% and 80.1%, respectively, as of September 30, 2016 and 20.4% and 79.6%, respectively, as of December 31, 2015. Net income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

As of September 30, 2016, Medley LLC has three majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC and STRF Advisors LLC, all of which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. As of September 30, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were an aggregate of $41.2 million and $24.8 million, respectively. As of December 31, 2015, Medley had only one majority owned subsidiary, SIC Advisors LLC, which was a consolidated VIE. As of December 31, 2015, total assets and total liabilities, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $31.1 million and $21.2 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

Seed Investments

The Company accounts for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and consolidates a seed investment when the investment advisor holds a controlling interest, which is, in general, 50% or more of the equity in such investment. For seed investments for which the Company does not hold a controlling interest, the Company accounts for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value.

Deconsolidated Funds

Prior to January 1, 2015, the Company had consolidated Medley Opportunity Fund II LP (“MOF II”) in its consolidated financial statements in accordance with ASC 810-20 as the Company was the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASU 2015-02, which the Company adopted effective as of January 1, 2015, the Company reconsidered the consolidation conclusion for MOF II and, as a result of the new guidance, determined that, although MOF II continues to be a VIE, the Company is no longer considered to be the primary beneficiary. Therefore, the Company deconsolidated MOF II at January 1, 2015 and records its investment in the entity under the equity method of accounting.  See Note 3, “Investments.”

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2016, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.4 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2015, the Company recorded investments, at fair value of $5.9 million, receivables of $0.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of September 30, 2016, the Company’s maximum exposure to losses from these entities is $7.2 million.

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

Redeemable non-controlling interests represents interests of certain third parties that are not mandatorily redeemable but redeemable for cash or other assets at a fixed or determinable price or a fixed or determinable date, at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. These interests are classified in temporary equity.

Investments

Investments include equity method investments that are not consolidated but over which the Company exerts significant influence. The Company measures the carrying value of its public non-traded equity method investment at NAV per share. The Company measures the carrying value of its privately-held equity method investments by recording its share of the underlying income or loss of these entities.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Investments also include available-for-sale securities which consist of investments in publicly traded common stock. The Company measures the carrying value of its publicly traded investments in available-for-sale securities at the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. Unrealized appreciation (depreciation) resulting from changes in fair value of available-for-sale securities is recorded in accumulated other comprehensive income, redeemable non-controlling interests and non-controlling interests in Medley LLC. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains (losses) and declines in value judged to be other than temporary, if any, are reported in other income (expenses), net. The Company evaluates its investments in available-for-sale securities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Debt Issuance Costs

Debt issuance costs represent direct costs incurred in conjunction with the establishment of credit facilities and debt refinancing. Debt issuance costs, and the related amortization expense, are adjusted when any prepayments of principal are made to the related outstanding debt. These costs are amortized as an adjustment to interest expense over the term of the related debt.

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

The Company adopted the new guidance and retrospectively presented debt issuance costs related to its long-term debt as a deduction from the carrying amount of the associated debt on its Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. The Company continues to present debt issuance costs related to its revolving credit facility as an asset on its Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. This change did not affect the Company’s consolidated statements of operations, cash flows or changes in equity.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2016, there was no reversal of previously recognized performance fees. For the nine months ended September 30, 2016, the Company reversed $0.4 million of previously recognized performance fees. For the three and nine months ended September 30, 2015, the Company reversed $14.7 million and $18.7 million, respectively, of previously recognized performance fees. As of September 30, 2016, the Company recognized cumulative performance fees of $6.3 million.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2016, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions is subject to clawback. As of September 30, 2016, the Company had accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Under previous accounting standards, such costs were reflected as an asset on the Company's consolidated balance sheets. Amortization of the costs continues to be reported as interest expense. The Company implemented the provisions of ASU 2015-03 as of January 1, 2016. As a result of the adoption, $1.7 million of debt issuance costs were reclassified from other assets to debt obligations as of December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. This guidance is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This guidance intends to reduce the diversity in practice of how certain cash receipts and cash payments are classified on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

3.          INVESTMENTS

The components of investments are as follows:

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)
Equity method investments, at fair value	$15,159	$16,360
Available-for-sale securities	9,114	-
Total investments, at fair value	$24,273	$16,360

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the nine months ended September 30, 2016, the Company assessed that the liquidation value of its investment in CK Pearl Fund was below its carrying value and, that such decline led to an other than temporary impairment. As a result, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expenses), net on the condensed consolidated statements of operations. There were no impairment losses recorded during the three months ended September 30, 2016 or during the three and nine months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, the Company’s carrying value of its equity method investments was $15.2 million and $16.4 million, respectively. Included in this balance was $9.0 million as of September 30, 2016 and December 31, 2015 from the Company’s investment in publicly-held Sierra Income Corporation (“SIC”). The remaining balance as of September 30, 2016 and December 31, 2015 relates primarily to the Company’s investments in CK Pearl Fund, MOF II and Medley Opportunity Fund III LP (“MOF III”).

Available-For-Sale Securities

As of September 30, 2016, the Company’s carrying value of its available-for-sale securities was $9.1 million and consisted of 1,194,547 shares of publicly traded common stock. The Company measures the carrying value of its publicly traded investments in available-for-sale securities at the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. As of September 30, 2016, the Company recorded less than $0.1 million of cumulative unrealized gains in accumulated other comprehensive income and $0.2 million of cumulative unrealized gains in redeemable non-controlling interests and non-controlling interests in Medley LLC. There were no impairment charges recorded related to the Company’s investments in available-for-sale securities during three and nine months ended September 30, 2016.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.           FAIR VALUE MEASUREMENTS

The Company follows ASC 820 for measuring the fair value of investments in available-for-sale securities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgement, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level I – Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level II – Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in non-active markets including bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level III – Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets and liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and-or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

When determining the fair value of publicly traded equity securities, the Company uses the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. The Company’s investments in available-for-sale securities are categorized as Level I. As of September 30, 2016, there were no financial instruments classified as Level II or Level III.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financials assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter in the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2016.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.           OTHER ASSETS

The components of other assets are as follows:

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)

Fixed assets, net of accumulated depreciation of $1,716 and $1,667, respectively	$5,221	$1,708
Security deposits	1,975	3,034
Administrative fees receivable (Note 10)	2,019	1,654
Deferred tax assets	2,337	1,659
Debt issuance costs, net of accumulated amortization of $74 and $48, respectively	96	122
Due from affiliates (Note 10)	1,547	1,486
Prepaid expenses and taxes	3,349	2,293
Other receivables	1,641	1,059
Total other assets	$18,185	$13,015

6.          LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)

Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,737 and $2,489, respectively	$69,763	$92,511
Non-recourse promissory notes, net of unamortized discount of $1,566 and $1,953, respectively	8,434	8,360
Total loans payable	$78,197	$100,871

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (as amended, “Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time-to-time party thereto, which will mature on June 15, 2019.

On May 3, 2016, the Term Loan Facility was amended to permit the issuance of additional indebtedness by the Company with proceeds of such indebtedness to be used to prepay loans outstanding under the Term Loan Facility. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Term Loan Facility.

Borrowings under the Term Loan Facility, bear interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility are 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of September 30, 2016 and December 31, 2015. In addition, the Term Loan Facility also provides the borrower with the option to raise incremental credit facilities (including an uncommitted incremental facility that provides the borrower the option to increase the amount available under the Term Loan Credit Facility by an aggregate of up to $15.0 million, subject to additional increases, provided that the net leverage ratio as of the last day of any four-fiscal quarter period, commencing with the four-fiscal quarter period ending December 31, 2014, shall not exceed 2.0 to 1.0). Borrowings are collateralized by substantially all of the equity interests in Medley LLC’s wholly owned subsidiaries.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Term Loan Facility requires principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn), with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of September 30, 2016 and December 31, 2015, outstanding borrowings under this facility were $69.8 million and $92.5 million, respectively, which is reflected net of unamortized discount and debt issuance costs of $1.7 million and $2.5 million, respectively. Debt issuance costs and the discount under the term loans are being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, was $1.8 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $5.3 million for each of the nine months ended September 30, 2016 and 2015, respectively. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of September 30, 2016.

In August 2016, the Company voluntarily prepaid $23.5 million of outstanding term loans under this facility using the net proceeds from the offering of Senior Unsecured Debt (described in Note 7). The $23.5 million prepayment was applied against the remaining quarterly installments and a portion of the Term Loan Facility payable at maturity.

The Term Loan Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Term Loan Facility as of September 30, 2016.

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). On May 3, 2016, the Revolving Credit Facility was amended to permit issuance of additional indebtedness by the Company. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the periods ended September 30, 2016 and December 31, 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of September 30, 2016.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.4 million for each of the three months ended September 30, 2016 and 2015 and $1.1 million for each of the nine months ended September 30, 2016 and 2015. The fair value of the outstanding balance of the notes was $10.2 million and $10.1 million as of September 30, 2016 and December 31, 2015, respectively.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million, and matured in March 2016. As of December 31, 2015, the balance under this note was $0.3 million.

Contractual Maturities of Loans Payable

As of September 30, 2016, $81.5 million of future principal payments will be due, relating to the loans payable, during the year ended December 31, 2019. There are no other future principal payments due under the loans payable.

7.          SENIOR UNSECURED DEBT

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the “Senior Unsecured Debt”) at a public offering price of 100% of the principal amount. The notes mature on August 15, 2026 and interest is payable quarterly commencing on November 15, 2016. The Senior Unsecured Debt is subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The Senior Unsecured Debt is listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” As of September 30, 2016, the outstanding debt under the Senior Unsecured Debt was $23.4 million, which is reflected net of debt issuance costs of $1.6 million. Debt issuance costs under the Senior Unsecured Debt are being accreted, using the effective interest method, over the term of the Senior Unsecured Debt. Total interest expense under the Senior Unsecured Debt, including amortization of debt issuance costs, was $0.3 million for the three and nine months ended September 30, 2016. Net proceeds from the issuance of the Senior Unsecured Debt were used to repay a portion of the outstanding indebtedness under the Term Loan Facility. The fair value of the outstanding balance of Senior Unsecured Debt was $24.6 million as of September 30, 2016.

8.          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	September 30,	As of
	2016	December 31,
	(unaudited)	2015
	(Amounts in thousands)
Accrued compensation and benefits	$6,698	$9,107
Due to affiliates (Note 10)	16,315	13,634
Revenue share payable (Note 9)	7,172	6,774
Accrued interest	385	1,304
Professional fees	749	614
Deferred rent	2,909	285
Deferred tax liabilities	229	127
Accounts payable and other accrued expenses	2,946	2,900
Total accounts payable, accrued expenses and other liabilities	$37,403	$34,745

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9.          COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ended September 30, 2016 and 2015 and $1.9 million for each of the nine months ended September 30, 2016 and 2015.

Future minimum rental payments under non-cancelable leases are as follows as of September 30, 2016 (in thousands):

Remaining in 2016	$670
2017	2,683
2018	2,704
2019	2,710
2020	2,833
Thereafter	6,684
Total future minimum lease payments	$18,284

Capital Commitments to Funds

As of September 30, 2016 and December 31, 2015, the Company had aggregate unfunded commitments of $0.6 million and $0.3 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2016 and December 31, 2015, this obligation amounted to $7.2 million and $6.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

Legal Proceedings

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming Medley as a defendant, among others. In the Derivative Action, MVF Holdings reasserts substantially the same claims that were previously asserted in each of their three prior complaints. MVF Holdings claims for breach of fiduciary duty and related causes of action have already been dismissed by the California Superior Court on several occasions, most recently, on June 6, 2016, when the Court dismissed those claims with prejudice. Medley and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

CK Pearl Fund, Ltd. and CK Pearl Fund, LP v. Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman) v. Medley Capital LLC, filed on September 19, 2016, in the Superior Court of New Jersey Law Division: Essex County, as Docket No. L-5196-15. On September 28, 2016, Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A. (the “Rothstein Companies”) notified Medley Capital LLC that they had filed a Third-Party Complaint naming Medley Capital LLC as an additional defendant in the pending lawsuit between CK Pearl Fund, Ltd. and CK Pearl Fund, LP (the “CK Pearl Funds”) and the Rothstein Companies. The CK Pearl Funds’ lawsuit against Rothstein Kass was commenced on July 23, 2015. Medley Capital LLC was not named as a defendant in the CK Pearl Funds’ lawsuit. In their First Amended Complaint, the CK Pearl Funds alleged that the Rothstein Companies failed to exercise reasonable care and diligence in conducting audits of the CK Pearl Funds’ financial statements from 2008 to 2013. More specifically, the CK Pearl Funds allege that asset valuations prepared by independent third-party valuation firms and Medley Capital LLC were overstated and the Rothstein Kass Companies should not have issued audit opinions stating that the CK Pearl Funds’ financial statements were fairly presented. The CK Pearl Funds alleged that, as a result, they paid Medley Capital LLC greater management fees than were otherwise due and that the CK Pearl Funds lost money on follow-on investments that they otherwise would not have made. The CK Pearl Funds’ complaint seeks damages in excess of $125 million. From 2007 through 2014, the CK Pearl Funds were named Medley Opportunity Fund Ltd and Medley Opportunity Fund LP and Medley Capital LLC acted as investment manager to the CK Pearl Funds. On September 19, 2016, the Rothstein Companies filed an answer denying the CK Pearl Funds’ allegations and a cross-complaint against the CK Pearl Funds and a third-party complaint against Medley Capital LLC. The complaints filed by the Rothstein Companies allege that the CK Pearl Funds and/or Medley Capital LLC were responsible for valuations and, if any financial statements or any valuations were overstated, the CK Pearl Funds and/or Medley Capital LLC, not the Rothstein Companies, were responsible. Medley Capital LLC is demanding indemnification pursuant to its contractual agreements with the CK Pearl Funds and contribution from both the CK Pearl Funds and their independent directors with respect to the claims asserted by the Rothstein Companies. Medley Capital LLC disputes the allegations and intends to defend the case vigorously.

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

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until December 31, 2016, unless extended, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the three and nine months ended September 30, 2016, Medley recorded $5.3 million and $16.1 million, respectively, for ESA expenses under this agreement. For the three months ended September 30, 2015, Medley recorded $1.1 million ESA reimbursement under this agreement. For the nine months ended September 30 2015, Medley recorded $3.1 million for ESA expenses under this agreement. The ESA expenses and reimbursement are recorded within general, administrative, and other expense in the consolidated statements of operations. Medley recorded a liability of $9.4 million and $7.2 million as of September 30, 2016 and December 31, 2015, respectively, for ESA expenses related to this agreement. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For each of the three months ended September 30, 2016 and 2015, the Company recorded $1.0 million of revenue related to the MCC Admin Agreement. For the nine months ended September 30, 2016 and 2015, the Company recorded $3.0 million and $3.1 million, respectively, of revenue related to the MCC Admin Agreement. The administrative fees receivable under the MCC Admin Agreement was $1.0 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively, and is included as a component of other assets on the consolidated balance sheets.

During the three months ended September 30, 2016, the Company purchased 1,194,547 shares of MCC on the open market for $8.8 million. The shares are classified as available-for-sale securities and are included as a component of investments, at fair value in the Company’s condensed consolidated financial statements.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three months ended September 30, 2016 and 2015, the Company recorded $0.8 million and $0.5 million, respectively, of revenue related to the SIC Admin Agreement. For the nine months ended September 30, 2016 and 2015, the Company recorded $2.0 million and $1.6 million, respectively, of revenue related to the SIC Admin Agreement. The administrative fees receivable under the SIC Admin Agreement was $0.8 million and $0.5 million, respectively, as of September 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with MCC Senior Loan Strategy JV I LLC (“MCC SLS JV,” the “MCC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC SLS JV. MCC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three and nine months ended September 30, 2016, the Company recorded $0.1 million and $0.2 million, respectively, of revenue related to the MCC SLS JV Admin Agreement. The administrative fees receivable under the MCC SLS JV Admin Agreement was $0.1 million as of September 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In March 2015, Medley entered into an administration agreement with SIC Senior Loan Strategy JV I LLC (“SIC SLS JV,” the “SIC SLS JV Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC SLS JV. SIC SLS JV agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC SLS JV’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three and nine months ended September 30, 2016, the Company recorded $0.1 million and $0.3 million, respectively, of revenue related to the SIC SLS JV Admin Agreement. The administrative fees receivable under the SIC SLS JV Admin Agreement was $0.1 million as of September 30, 2016 and December 31, 2015, and is included as a component of other assets on the consolidated balance sheets.

In July 2016, Medley entered into a limited partnership agreement with Medley Credit Opportunity Fund LP (”MCOF”), whereby Medley agreed to provide administrative services necessary for the operations of MCOF. MCOF agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCOF’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the three and nine months ended September 30, 2016, the Company recorded less than $0.1 million of revenue related to administrative services under the MCOF limited partnership agreement. The administrative fees receivable under the MCOF limited partnership agreement was less than $0.1 million as of September 30, 2016, and is included as a component of other assets on the consolidated balance sheets.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Equity Method Investments

The Company holds equity method investments in SIC, CK Pearl Fund, MOF II, MOF III and other vehicles. As of September 30, 2016 and December 31, 2015, the Company’s carrying value of its equity method investments was $15.2 million and $16.4 million, respectively. Included in this balance was $9.0 million as of September 30, 2016 and December 31, 2015, from the Company’s investment in SIC.

The Company typically pays certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included as a component of other assets on the consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company recorded $1.4 million and $0.9 million, respectively, as a balance receivable from its equity method investments. The Company accrued $7.1 million as of September 30, 2016 and December 31, 2015 for clawback obligations relating to MOF II that would need to be paid if the fund was liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

Available-For-Sale Securities

As of September 30, 2016, the Company’s carrying value of its available-for-sale securities was $9.1 million and consisted of 1,194,547 shares of publicly traded common stock. The Company measures the carrying value of its publicly traded investments in available-for-sale securities at the unadjusted closing price as of the valuation date on the primary market or exchange on which they trade. As of September 30, 2016, the Company recorded less than $0.1 million of cumulative unrealized gains in accumulated other comprehensive income and $0.2 million of cumulative unrealized gains in redeemable non-controlling interests and non-controlling interests in Medley LLC. There were no impairment charges recorded related to the Company’s investments in available-for-sale securities during the three and nine months ended September 30, 2016.

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carried no interest, had quarterly amortization payments of $0.3 million and was paid in full in March 2016.

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

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. As of September 30, 2016, there were no transactions under this agreement.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

11.         EARNINGS (LOSS) PER CLASS A SHARE

The table below presents basic and diluted net income (loss) per share of Class A common stock using the two-class method for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$220	$272	$372	$2,585
Less: Allocation to participating securities	(245)	175	(648)	26
Net income (loss) available to Class A common stockholders	$(25)	$447	$(276)	$2,611

Denominator
Weighted average shares of Class A common stock outstanding	5,778,409	6,000,211	5,802,334	6,000,071
Net income (loss) per Class A share	$-	$0.04	$(0.05)	$0.38

The Company declared a $0.20 dividend per share of Class A common stock on March 29, 2015, August 10, 2015, February 11, 2016, May 10, 2016 and August 9, 2016. The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units which reduces net income available to common stockholders.

The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 23,333,333 LLC Units to shares of Class A common stock, the impact of which would be antidilutive.

12.         INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2016 and December 31, 2015, the Company had total deferred tax assets of $2.3 million and $1.7 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.2 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively, which consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals and depreciation.

The Company’s effective tax rate was 6.0% and 9.4% for the three months ended September 30, 2016 and 2015, respectively, and 8.2% and 10.3% for the nine months ended September 30, 2016 and 2015, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. For the three and nine months ended September 30, 2016 and 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015 and during the three and nine months ended September 30, 2016 and 2015, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2011 and, presently, have no open examination for tax years before 2013.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

13.         COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The payments to the Company’s Co-Chief Executive Officers are performance based and periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million for each of the three months ended September 30, 2016 and 2015 and $3.8 million for each of the nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 and 2015, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

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

For the three and nine months ended September 30, 2016, performance fee compensation expense reversal was $0.2 million. For the three and nine months ended September 30, 2015, performance fee compensation expense reversal was $3.7 million and $4.6 million, respectively. As of September 30, 2016 and December 31, 2015, the total performance fee compensation payable for these awards was $1.1 million and $1.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company’s accrued contributions to the plan were $0.1 million for each of the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the Company’s accrued contributions to the plan were $0.4 million and $0.3 million, respectively.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of September 30, 2016, there were 2.8 million awards available to be granted under the Plan.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of the RSUs granted is determined to be the fair value of the underlying shares on the date of grant. The aggregate fair value, which is then adjusted for anticipated forfeitures of up to 11% per annum, is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years. For the three months ended September 30, 2016 and 2015, stock-based compensation was $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation was $2.7 million and $2.4 million, respectively.

The following summarizes RSU activity for the nine months ended September 30, 2016:

		Weighted
		Average Grant
	Number of RSUs	Date Fair Value
Balance at December 31, 2015	1,130,804	$16.56
Granted	597,283	5.89
Forfeited	(38,000)	17.68
Vested	(31,404)	6.05
Balance at September 30, 2016	1,658,683	$12.89

As of September 30, 2016 there were approximately 1.4 million RSUs outstanding, net of estimated forfeitures, which are expected to vest. Unamortized compensation cost related to unvested RSUs as of September 30, 2016 was $11.9 million and is expected to be recognized over a weighted average period of 3.3 years.

14.         REDEEMABLE NON-CONTROLLING INTERESTS

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder.  The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date.  The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. As of September 30, 2016, the Company recorded a balance of $12.5 million.

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company will contribute up to $10 million, and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $12.1 million as of September 30, 2016. Total contributions to the joint venture amounted to $15.0 million through September 30, 2016 and were used to fund an $8.8 million investment in available-for-sale securities. The Company intends to use the remaining contributions of $6.2 million, which is included in cash and cash equivalents on our consolidated balance sheets, to fund future investments.

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

15.         MARKET AND OTHER RISK FACTORS

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

Medley Management Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

16.         SUBSEQUENT EVENTS

On November 10, 2016, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the third quarter of 2016. The dividend is payable on December 5, 2016 to stockholders of record as of November 22, 2016.

On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 with interest payable quarterly. Medley LLC used the net proceeds from the offering to repay $26.7 million of the outstanding indebtedness under the Term Loan Facility. The notes are traded on the New York Stock Exchange under the trading symbol “MDLX”.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 85 people, provides capital to the middle market in the U.S. As of September 30, 2016, we had over $5 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Over the past 14 years, we have provided in excess of $6 billion of capital to over 350 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.5 billion as of September 30, 2016.
•	Long-dated private funds and SMAs: MOF II, MOF III, MCOF and SMAs, have a total AUM of $2.5 billion as of September 30, 2016.

Our year over year AUM growth as of September 30, 2016 was 25% and was driven in large part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2016 was 32%.

In general, our institutional investors do not have the right to withdraw capital commitments and, to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors – Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance” included in our Annual Report on Form 10-K.

For the three and nine months ended September 30, 2016, 88% and 90%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Our senior management team has, on average, over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. We have made significant investments in our corporate infrastructure and have over 85 employees, including over 45 investment, origination and credit management professionals, and over 40 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

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

Our primary expenses are compensation to our employees, performance fee compensation and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses, stock-based compensation and benefits paid and payable to our employees. Performance fee compensation is related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and related expenses, expense support agreement expenses related to SIC, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses and other general operating items.

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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of November 14, 2016:

(1)	The Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will provide Medley Group LLC with a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock.
(2)	If our pre-IPO owners exchanged all of their LLC Units for shares of Class A common stock, they would hold 80.07% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)	Certain individuals, entities and other partners engaged in our business continue to own interests directly in selected operating subsidiaries, including, in certain instances, entities that receive management, performance and incentive fees from funds that we advise. For additional information concerning these interests, see “Business — Fee Structure” included in our Annual Report on Form 10-K.
(4)	Strategic Capital Advisory Services, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC.
(5)	Medley LLC holds 96.5% of the Class B economic interests in MCOF Management LLC.
(6)	Pursuant to the Master Investment Agreement among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC, dated June 3, 2016, Medley LLC holds 100% of the outstanding Common Interest in this entity, while DB MED Investor I LLC holds 100% of the outstanding Preferred Interest in this entity.
(7)	Certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.
(8)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in MCOF GP LLC.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.

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

In general, these market and economic conditions continued into the first fiscal quarter of 2016. In the second quarter of 2016, broad economic markets showed stability and loan volumes across the lending spectrum improved. During the third quarter, while loan volume continued to improve, the opportunity set for appropriate risk-adjusted investments reduced. Loans funds had significant outflows during the period, all while yields continued to compress; increasing risk in the market. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time; however, the deployment of capital over the recent quarter, was prudent and cautious in-light of the prevailing market conditions.

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

Consolidated Variable Interest Entities

Medley Management Inc. is the sole managing member of Medley LLC and, as such, it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC and its subsidiaries, conducts our business. Under U.S. GAAP, Medley LLC meets the definition of a variable interest entity (“VIE”) because the equity of Medley LLC is not sufficient to permit activities without additional subordinated financial support. Medley Management Inc. has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, therefore, Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.

Medley LLC has three majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC and STRF Advisors LLC, all of which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to manage a designated fund and to isolate business risk. Except to the extent of the assets of this VIE that are consolidated, the holders of the consolidated VIE’s liabilities generally do not have recourse to us.

Seed Investments

We account for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and we consolidate a seed investment when the investment advisor holds a controlling interest, which is, in general, 50% or more of the equity in such investment. For seed investments for which we do not hold a controlling interest, we account for such seed investment under the equity method of accounting, at our ownership percentage of such seed investment’s net asset value.

Deconsolidation of Funds

Prior to January 1, 2015, we consolidated MOF II in our consolidated financial statements in accordance with ASC 810, Consolidation, as we were the general partner and the limited partners lacked kick out rights or participating rights. Under the guidance of ASU 2015-02, which we adopted on January 1, 2015, we reconsidered the consolidation conclusion for MOF II and, as a result of the new guidance, determined that although MOF II continues to be a VIE, we are no longer considered to be the primary beneficiary. Therefore, we deconsolidated MOF II at January 1, 2015 and recorded our investment in the entity under the equity method of accounting. As a result, amounts presented in the condensed consolidated financial statements herein for the three and nine months ended September 30, 2015 have been adjusted from amounts previously disclosed for the three and nine months ended September 30, 2015 to reflect the adoption of this guidance.

Joint Venture

On June 3, 2016, we entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). We will contribute up to $10 million, and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. We have the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on our consolidated balance sheets and amounted to $12.1 million as of September 30, 2016. Total contributions to the joint venture amounted to $15.0 million through September 30, 2016 and were used to fund an $8.8 million investment in available-for-sale securities. We intend to use the remaining contributions of $6.2 million, which is included in cash and cash equivalents on our consolidated balance sheets, to fund future investments

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

For the three and nine months ended September 30, 2015, MCC Part I incentive fees were equal to 20.0% of net investment income (before MCC Part I incentive fees and MCC Part II incentive fees), subject to a fixed hurdle rate of 2.0% per quarter, calculated on the prior quarter NAV. No fee was earned until MCC’s net investment income exceeded the 2.0% hurdle rate. There was a catch-up provision that allocated to us all investment income above the hurdle rate but below a 2.5% return on the prior quarter NAV. Thereafter, we receive 20.0% of MCC’s net investment income above a 2.5% return on the prior quarter NAV. MCC Part I incentive fees are not subject to repayment (or clawback), and are paid quarterly in cash.

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

Performance Fees. Our long-dated private funds and SMAs may have industry standard carried interest performance fee structures and are typically 15% to 20% of the total return over a 6.0% to 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item on our consolidated statements of operations. These fees are subject to repayment (clawback).

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors – Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley had not received any distributions of performance fees through September 30, 2016, other than tax distributions, a portion of which is subject to clawback. As of September 30, 2016, we accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the three months ended September 30, 2016, there was no reversal of previously recognized performance fees. For the nine months ended September 30, 2016, we reversed $0.4 million of previously recognized performance fees. For the three and nine months ended September 30, 2015, we reversed $14.7 million and $18.7 million of previously recognized performance fees. As of September 30, 2016, we recognized cumulative performance fees of $6.3 million.

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

Expenses

Compensation and Benefits. Compensation and benefits generally includes salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expense relating to restricted stock units that are expected to vest are measured at fair value as of the grant date, and are expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.

Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $1.3 million for each of the three months ended September 30, 2016 and 2015 and $3.8 million for each of the nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 and 2015, neither of our Co-Chief Executive Officers received any guaranteed payments.

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

Other Income (Expense)

Dividend Income. Dividend income consists of dividends associated with our equity method investment in SIC and our available-for-sale securities. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.

Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.

Other Income (Expenses), Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable, equity income (loss) and unrealized gains (losses) associated with our equity method investments.

Provision for Income Taxes. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of the income of Medley LLC at prevailing corporate tax rates. Medley LLC and its subsidiaries are not subject to U.S. federal, state and local corporate income taxes since all gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax on its taxable income allocated to New York City. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of our earnings are not subject to corporate level taxes.

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

Net Income (Loss) Attributable to Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries. Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in our consolidated subsidiaries.

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

Managing Business Performance

Non-GAAP Financial Information

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the impact of consolidation of any funds. Core Net Income, Core EBITDA and Core Net Income Margin are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under ‘‘— Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see ‘‘— Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’

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

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$776	$1,057	$2,146	$18,161
Net income (loss) per Class A common stock	$-	$0.04	$(0.05)	$0.38
Net Income Margin (1)	4.1%	19.5%	3.7%	35.3%
Weighted average shares - Basic and Diluted	5,778,409	6,000,211	5,802,334	6,000,071

Non-GAAP Data:
Core Net Income	$6,552	$701	$19,080	$22,877
Core EBITDA	9,818	2,790	28,638	32,110
Core Net Income Per Share	$0.14	$0.01	$0.40	$0.48
Core Net Income Margin	22.3%	5.7%	21.3%	28.2%
Pro-Forma Weighted Average Shares Outstanding	30,779,206	30,455,796	30,652,109	30,456,326

Other Data (at period end, in millions):
AUM	$5,011	$4,002	$5,011	$4,002
Fee Earning AUM	3,111	3,401	3,111	3,401

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ended September 30, 2016.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2016	$2,551	$2,474	$5,025	51%	49%
Commitments (1)	10	47	57
Capital reduction (2)	(2)	-	(2)
Distributions (3)	(31)	(69)	(100)
Change in fund value (4)	17	14	31
Ending balance, September 30, 2016	$2,545	$2,466	$5,011	51%	49%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

AUM remained consistent at $5.0 billion as of September 30, 2016 compared to AUM as of June 30, 2016.

The table below provides the roll forward of AUM for the nine months ended September 30, 2016.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%
Commitments (1)	46	412	458
Capital reduction (2)	(12)	-	(12)
Distributions (3)	(98)	(197)	(295)
Change in fund value (4)	63	18	81
Ending balance, September 30, 2016	$2,545	$2,466	$5,011	51%	49%

(1)	With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any increases in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

AUM increased by $231.4 million, or 5%, to $5.0 billion as of September 30, 2016 compared to AUM as of December 31, 2015. Our permanent capital vehicles remained consistent at $2.5 billion as of September 30, 2016. Our long-dated private funds and SMAs increased AUM by $233.0 million, or 10%, primarily associated with new capital commitments from our long-dated private funds and SMAs, partly offset by distributions by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

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

Components of Fee Earning AUM

	As of	As of
	September 30,	December 31,
	2016	2015
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,183	$2,238
Fee earning AUM based on capital commitments	113	113
Fee earning AUM based on invested capital or NAV	815	951
Total fee earning AUM	$3,111	$3,302

As of September 30, 2016, fee earning AUM based on gross asset value decreased by $55.1 million, compared to December 31, 2015. The decrease in fee earning AUM based on gross asset value was due primarily to a decrease at MCC that resulted from lower leverage capacity, a decline in portfolio asset valuations and share repurchases, partly offset by new equity issuances at SIC.

As of September 30, 2016, fee earning AUM based on capital commitments remained consistent compared to December 31, 2015.

As of September 30, 2016, fee earning AUM based on invested capital or NAV decreased by $136.0 million, or 14%, compared to December 31, 2015. The decrease in fee earning AUM based on invested capital or NAV was due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of Fee Earning AUM for the three months ended September 30, 2016.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2016	$2,199	$959	$3,158	70%	30%
Commitments (1)	-	44	44
Capital reduction (2)	(2)	-	(2)
Distributions (3)	(31)	(79)	(110)
Change in fund value (4)	17	4	21
Ending balance, September 30, 2016	$2,183	$928	$3,111	70%	30%

(1)	With respect to permanent capital vehicles, represents increases or temporary reductions during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

Total fee earning AUM decreased by $46.8 million, or 1%, as of September 30, 2016 compared to total fee earning AUM as of June 30, 2016 and was due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of Fee Earning AUM for the nine months ended September 30, 2016.

				% of AUM
	Permanent	Long-dated		Permanent	Long-dated
	Capital	Private Funds		Capital	Private Funds
	Vehicles	and SMAs	Total	Vehicles	and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%
Commitments (1)	(7)	78	71
Capital reduction (2)	(12)	-	(12)
Distributions (3)	(99)	(206)	(305)
Change in fund value (4)	63	(8)	55
Ending balance, September 30, 2016	$2,183	$928	$3,111	70%	30%

(1)	With respect to permanent capital vehicles, represents increases or temporary reductions during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.
(2)	Represents the permanent reduction in equity or leverage during the period.
(3)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.
(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.

Total fee earning AUM decreased by $191.1 million, or 6%, to $3.1 billion as of September 30, 2016 compared to total fee earning AUM as of December 31, 2015, due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 233 investments and have invested a total of $1.5 billion. As of September 30, 2016, the fee earning AUM was $1.2 billion. The performance for SIC as of September 30, 2016 is summarized below:

Annualized Net Total Return(1):	6.4%
Annualized Realized Losses on Invested Capital:	0.6%
Average Recovery:	81.7%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 161 investments and have invested a total of $1.9 billion. As of September 30, 2016, excluding Medley SBIC LP, the fee earning AUM was $795 million. The performance for MCC as of September 30, 2016 is summarized below:

Annualized Net Total Return(2):	6.8%
Annualized Realized Losses on Invested Capital:	1.4%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 26 investments and have invested a total of $313 million. As of September 30, 2016, the fee earning AUM was $236 million. The performance for Medley SBIC fund as of September 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	14.5%
Net Internal Rate of Return(5):	16.2%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 66 investments and have invested a total of $902 million. As of September 30, 2016, the fee earning AUM was $416 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	11.4%
Net Internal Rate of Return(6):	6.8%
Annualized Realized Losses on Invested Capital:	1.3%
Average Recovery(3):	NM

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 19 investments and have invested a total of $118 million. As of September 30, 2016, the fee earning AUM was $113 million. The performance for MOF III as of September 30, 2016 is not meaningful given the fund’s limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 87 investments and have invested a total of $618 million. As of September 30, 2016, the fee earning AUM in our SMAs was $384 million. The aggregate performance of our SMAs as of September 30, 2016 is summarized below:

Gross Internal Rate of Return(4):	9.5%
Net Internal Rate of Return(7):	7.7%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM

Medley Credit Opportunity Fund (MCOF)

We launched MCOF in July 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market. As of September 30, 2016, the fee earning AUM was $15 million. The performance of MCOF as of September 30, 2016 is not meaningful given the fund’s limited operations and capital invested to date.

(1)	Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)	Annualized Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

(3)	Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MCC, MOF II and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)	For MOF II, SMAs and Medley SBIC, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2016. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)	Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of September 30, 2016, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 19.4%.

(6)	Net Internal Rate of Return for MOF II was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(7)	Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$15,262	$18,135	$50,220	$56,578
Performance fees	1,446	(14,595)	1,706	(10,627)
Other revenues and fees	2,172	1,891	5,851	5,496
Total revenues	18,880	5,431	57,777	51,447

Expenses
Compensation and benefits	6,964	5,914	21,396	19,532
Performance fee compensation	(212)	(3,660)	(238)	(4,578)
General, administrative and other expenses	8,801	1,626	25,679	10,756
Total expenses	15,553	3,880	46,837	25,710

Other income (expense)
Dividend income	312	222	755	665
Interest expense	(2,403)	(2,141)	(6,593)	(6,335)
Other income (expenses), net	55	(838)	(1,559)	(1,087)
Total other expense, net	(2,036)	(2,757)	(7,397)	(6,757)
Income (loss) before income taxes	1,291	(1,206)	3,543	18,980
Provision for (benefit from) income taxes	77	(113)	291	1,953
Net income (loss)	1,214	(1,093)	3,252	17,027
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	438	(2,150)	1,106	(1,134)
Net income attributable to non-controlling interests in Medley LLC	556	785	1,774	15,576
Net income attributable to Medley Management Inc.	$220	$272	$372	$2,585

Other data (at period end, in millions):
AUM	$5,011	$4,002	$5,011	$4,002
Fee earning AUM	$3,111	$3,401	$3,111	$3,401

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Management Fees. Total management fees decreased by $2.9 million, or 16%, to $15.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

•	Our management fees from permanent capital vehicles decreased by $2.8 million for the three months ended September 30, 2016 compared to the same period in 2015. Management fees from SIC increased by $2.6 million due to an increase in Part I incentive fees and a 10% increase in fee earning AUM for the three months ended September 30, 2016 compared to the same period in 2015. Management fees from MCC decreased by $5.4 million due to a decrease in Part I incentive fees and a 17% decrease in average fee earning AUM for the three months ended September 30, 2016 compared to the same period in 2015.

•	Our management fees from long-dated private funds and SMAs decreased by $0.1 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to a decrease in management fees, partly offset by an increase in origination fees.

Performance Fees. Performance fees increased to $1.4 million for the three months ended September 30, 2016 compared to a reversal of performance fees of $14.6 million for the same period in 2015. The increase was due to an accrual of SMA performance fees for the three months ended September 30, 2016 compared to a reversal of performance fees of MOF II for the three months ended September 30, 2015, as a result of a decline in the underlying fund values.

Other Revenues and Fees. Other revenues and fees increased by $0.3 million, or 15%, to $2.2 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles for the three months ended September 30, 2016 compared to the same period in 2015.

Expenses

Compensation and Benefits. Compensation and benefits increased by $1.1 million, or 18% to $7.0 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in base salaries, stock compensation incurred with the grant of restricted stock units during the nine months ended September 30, 2016 and discretionary compensation.

Performance Fee Compensation. Performance fee compensation expense reversal decreased to $0.2 million for the three months ended September 30, 2016 compared to an expense reversal of $3.7 million for the same period in 2015. The variance in performance fee compensation was due primarily to a decrease in reversals of performance fee compensation. For the three months ended September 30, 2015, our performance fee compensation payable decreased due to a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $7.2 million to $8.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC.

Other Income (Expense)

Dividend income increased by $0.1 million to $0.3 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due to dividend income from our investment in available-for-sale securities which were acquired during the three months ended September 30, 2016.

Interest expense increased by $0.3 million, or 12%, to $2.4 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of 6.875% senior notes due 2026 (the “Senior Unsecured Debt”). Average debt outstanding during each of the three months ended September 30, 2016 and 2015 was $105.8 million.

Other income, net increased by $0.9 million to $0.1 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an unrealized gain associated with our shares held in SIC.

Provision for Income Taxes

Our effective income tax rate was 6.0% and 9.4% for the three months ended September 30, 2016 and 2015, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to federal, state and local corporate income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The decrease in the effective rate during the three months ended September 30, 2016 as compared to the same period in 2015 is attributed to an increase in income not subject to corporate tax as well as the impact of a decrease in the annual effective rate used during the three months ended September 30, 2016 as compared to the annual effective rate used for the six months ended June 30, 2016.

Redeemable Non-Controlling Interests and Non-Controlling Interests

Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $2.6 million to $0.4 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to no performance fees being recorded during the three months ended September 30, 2016 compared to a reversal of MOF II performance fees during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Management Fees. Total management fees decreased by $6.4 million, or 11%, to $50.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•	Our management fees from permanent capital vehicles decreased by $4.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. Management fees from SIC increased by $7.5 million due to an increase in Part I incentive fees and an 18% increase in average fee earning AUM for the nine months ended September 30, 2016 compared to the same period in 2015. Management fees from MCC decreased by $11.8 million due to a decrease in Part I incentive fees, as a result of MCC’s revised fee structure effective January 1, 2016, and a 15% decrease in average fee earning AUM for the nine months ended September 30, 2016 compared to the same period in 2015.

•	Our management fees from long-dated private funds and SMAs decreased by $2.1 million for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease was primarily due to a decrease in origination fees, partly offset by an increase in base management fees across all funds.

Performance Fees. Performance fees increased to $1.7 million for the nine months ended September 30, 2016 compared to a reversal of performance fees of $10.6 million for the same period in 2015. The increase was due to an increase in SMA performance fees accrual for the nine months ended September 30, 2016 compared to a reversal of performance fees of MOF II for the nine months ended September 30, 2015, as a result of a decline in the underlying fund values.

Other Revenues and Fees. Other revenues and fees increased by $0.4 million, or 6%, to $5.9 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $1.9 million, or 10% to $21.4 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in salaries and discretionary compensation during the nine months ended September 30, 2016 that resulted from an increase in headcount.

Performance Fee Compensation. Performance fee compensation expense reversal decreased to $0.2 million for the nine months ended September 30, 2016 compared to an expense reversal of $4.6 million for the same period in 2015. The variance in performance fee compensation was due primarily to a decrease in reversals of performance fee compensation. For the nine months ended September 30, 2015, our performance fee compensation payable decreased due to a a decrease in the projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $14.9 million to $25.7 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC.

Other Income (Expense)

Dividend income increased by $0.1 million to $0.8 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due to dividend income from our investment in available-for-sale securities which were acquired during the three months ended September 30, 2016.

Interest expense increased by $0.3 million, or 4%, to $6.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt. Average debt outstanding during the nine months ended September 30, 2016 and 2015 was $105.5 million and $106.1 million, respectively.

Other expenses, net increased by $0.5 million to $1.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense associated with our revenue share payable.

Provision for Income Taxes

Our effective income tax rate was 8.2% and 10.3% for the nine months ended September 30, 2016 and 2015, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The decrease in the effective tax rate during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributed to a 2.1% reduction resulting from an increase in income not subject to corporate tax.

Redeemable Non-Controlling Interests and Non-Controlling Interests

Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $2.2 million to $1.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was due primarily to no performance fees being recorded for the nine months ended September 30, 2016 compared to a reversal of MOF II performance fees for the nine months ended September 30, 2015.

Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the impact of the consolidation of any funds. Management believes that these measures provide analysts, investors and management with helpful information regarding our underlying operating performance and our business, as they remove the impact of items management believes are not reflective of underlying operating performance. These non-GAAP measures are also used by management for planning purposes, including the preparation of internal budgets; and for evaluating the effectiveness of operational strategies. Additionally, we believe these non-GAAP measures provide another tool for investors to use in comparing our results with other companies in our industry, many of whom use similar non-GAAP measures. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed below. Furthermore, such measures may be inconsistent with measures presented by other companies.

Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income or Core EBITDA. The following table is a reconciliation of net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)

Net income attributable to Medley Management Inc.	$220	$272	$372	$2,585
Net income attributable to non-controlling interests in Medley LLC	556	785	1,774	15,576
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$776	$1,057	2,146	18,161
Reimbursable fund startup expenses	5,647	(1,066)	16,391	3,103
IPO date award stock-based compensation	672	662	2,018	2,080
Other non-core items (1)	211	-	732	137
Income tax benefit (expense) on adjustments	(754)	48	(2,207)	(604)
Core Net Income	$6,552	$701	$19,080	$22,877
Interest expense	2,192	2,141	6,382	6,335
Income taxes	831	(161)	2,498	2,557
Depreciation and amortization	243	109	678	341
Core EBITDA	$9,818	$2,790	$28,638	$32,110

Core Net Income Per Share	$0.14	$0.01	$0.40	$0.48

Pro-Forma Weighted Average Shares Outstanding (2)	30,779,206	30,455,796	30,652,109	30,456,596

(1)	For the three months ended September 30, 2016, other non-core items consist of a $0.2 million acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt. For the nine months ended September 30, 2016, other non-core items also include a $0.5 million impairment loss on our investment in CK Pearl Fund. For the nine months ended September 30, 2015, other non-core items consist of a one-time $0.1 million severance cost to former employees.
(2)	Assumes the conversion by the pre-IPO holders of 23,333,333 LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units during each of the periods presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$6,552	$701	$19,080	$22,877
Add: Income taxes	831	(161)	2,498	2,557
Pre-Tax Core Net Income	7,383	540	21,578	25,434

Denominator
Class A common stock	5,778,409	6,000,211	5,802,334	6,000,071
Conversion of LLC Units to Class A common stock	23,333,333	23,333,333	23,333,333	23,333,333
Restricted stock units	1,667,464	1,122,252	1,516,442	1,122,922
Pro-Forma Weighted Average Shares Outstanding	30,779,206	30,455,796	30,652,109	30,456,326
Pre-Tax Core Net Income Per Share	$0.24	$0.02	$0.70	$0.84
Less: corporate income taxes per share (1)	(0.10)	(0.01)	(0.30)	(0.36)
Core Net Income Per Share	$0.14	$0.01	$0.40	$0.48

(1)	Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0%.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income Margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015

Net Income Margin	4.1%	19.5%	3.7%	35.3%
Reimbursable fund startup expenses (1)	29.9%	(19.6)%	28.4%	6.1%
IPO date award stock-based compensation (1)	3.6%	12.2%	3.5%	4.0%
Other non-core items (1)(2)	1.1%	0.0%	1.3%	0.3%
Provision for income taxes (3)	0.4%	(2.1)%	0.5%	3.8%
Corporate income taxes (4)	(16.8)%	(4.3)%	(16.1)%	(21.3)%
Core Net Income Margin	22.3%	5.7%	21.3%	28.2%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.
(2)	For the three months ended September 30, 2016, other non-core items consist of a $0.2 million acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt. For the nine months ended September 30, 2016, other non-core items also include a $0.5 million impairment loss on our investment in CK Pearl Fund. For the nine months ended September 30, 2015, other non-core items consist of a one-time $0.1 million severance cost to former employees.
(3)	Provision for income taxes is presented as a percentage of total revenue.
(4)	Assumes that all of our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0% and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources

Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) funding capital commitments that we have made to our funds; (iii) making distributions to our owners; and (iv) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2016, our cash and cash equivalents were $57.3 million.

Our material sources of cash from our operations include: (i) management fees, which are collected quarterly; and (ii) performance fees, which can be less predictable as to amount and timing. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

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

In August 2016, the Company voluntarily prepaid $23.5 million of outstanding term loans under this facility using the net proceeds from the Senior Unsecured Debt. The $23.5 million prepayment was applied against the remaining quarterly installments starting June 30, 2017 and a portion of the Term Loan Facility payable at maturity.

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

Senior Unsecured Debt

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million in aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of 100% of the principal amount. The notes mature on August 15, 2026 and interest is payable quarterly commencing on November 15, 2016. The Senior Unsecured Debt is subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then current quarterly interest period accrued to, but excluding, the date fixed for redemption. The Senior Unsecured Debt is listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” As of September 30, 2016, the outstanding debt under the Senior Unsecured Debt amounted to $23.4 million, which is reflected net of debt issuance costs of $1.6 million. Debt issuance costs under the Senior Unsecured Debt are being accreted, using the effective interest method, over the term of the Senior Unsecured Debt. Total interest expense under the Senior Unsecured Debt, including amortization of debt issuance costs, was $0.3 million for the three and nine months ended September 30, 2016. Net proceeds from the issuance of the Senior Unsecured Debt were used to repay a portion of the outstanding indebtedness under the Term Loan Facility. The fair value of the outstanding balance of Senior Unsecured Debt was $24.6 million as of September 30, 2016.

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

	For the Nine Months Ended
	September 30,
	(unaudited)
	2016	2015
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$7,891	$10,760
Net cash provided by (used in) investing activities	(9,618)	55
Net cash provided by (used in) financing activities	(12,630)	(34,267)
Net increase (decrease) in cash and cash equivalents	$(14,357)	$(23,452)

Operating Activities

Our net cash flow provided by operating activities was $7.9 million and $10.8 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, net cash flow provided by operating activities was due to net income of $3.3 million and $17.0 million, respectively, non-cash adjustments of $4.3 million and $15.7 million, respectively, and changes in operating assets and liabilities of $0.3 million and $(22.0) million, respectively.

Investing Activities

Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and, in 2016, purchases of available-for-sale securities. Purchases of fixed assets were $1.9 million and $0.1 million, respectively, for the nine months ended September 30, 2016 and 2015. Distributions received from equity method investments were $1.1 million and $0.2 million, respectively, for the nine months ended September 30, 2016. Purchases of available-for-sale securities were $8.8 million for the nine months ended September 30, 2016. There were no purchases of available-for-sale securities for the nine months ended September 30, 2015.

Financing Activities

Dividends paid are presented as a use of cash of $4.1 million and $2.7 million, respectively for the nine months ended September 30, 2016 and 2015. Distributions to members and redeemable non-controlling interests are presented as a use of cash from financing activities and were $18.7 million and $29.5 million, respectively, for the nine months ended September 30, 2016 and 2015. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $12.0 million for the nine months ended September 30, 2016. Repurchases of Class A common stock represented a use of cash from financing activities of $1.2 million for the nine months ended September 30, 2016. There were no repurchases of Class A common stock or capital contributions for the nine months ended September 30, 2015.

On August 9, 2016, we completed our registered public offering of Senior Unsecured Debt. The proceeds from the offering, net of offering expenses payable by us, amounted to $24.2 million. The net proceeds from the offering were used to repay a portion of the outstanding indebtedness under the Term Loan Facility. Repayments of debt obligations resulted in an outflow of cash of $23.8 million and $0.9 million, respectively, for the nine months ended September 30, 2016 and 2015.

Sources and Uses of Liquidity

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, including performance fees, (iv) realizations on our investments, (v) net proceeds from borrowings under the Senior Secured Credit Facilities and issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into business that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our shareholders in accordance with our dividend policy.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2016.

	Less than	1 - 3	4 - 5	More than
	1 year	years	years	5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,678	$5,411	$5,333	$4,862	$18,284
Debt obligations payable (2)	-	81,500	-	25,000	106,500
Interest obligations on debt (3)	6,430	11,480	3,438	8,379	29,727
Revenue share payable	1,190	2,757	2,276	560	6,783
Capital commitments to funds (4)	600	-	-	-	600
Total	$10,898	$101,148	$11,047	$38,801	$161,894

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. In August 2015, the Company signed a new lease for its office space in New York City. The Company’s obligations under the current terms of these leases extend through September 2023. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.
(2)	We have included all loans described in Note 6, “Loans Payable,” and Note 7, “Senior Unsecured Debt,” to our consolidated financial statements included in this Form 10-Q.

(3)	Our future interest obligations on debt outstanding assume an interest rate of 6.5% on our Term Loan balance and an interest of 6.875% on our Senior Unsecured Debt balance.
(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of September 30, 2016, we accrued $7.1 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2016, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $4.2 million.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of September 30, 2016, we calculated a $0.8 million increase in management fees for the three and nine months ended September 30, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of September 30, 2016, we calculated a $1.0 million decrease in management fees for the three and nine months ended September 30, 2016.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of September 30, 2016, we calculated a $34.5 million and $34.3 million increase in performance fees for the three and nine months ended September 30, 2016, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of September 30, 2016, we calculated a $2.4 million and $3.1 million decrease in performance fees for the three and nine months ended September 30, 2016, respectively.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2016, we calculated a $5.3 million increase in Part I and II incentive fees for the three and nine months ended September 30, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2016, we calculated a $0.4 million increase in Part I incentive fees for the three and nine months ended September 30, 2016, respectively.

Interest Rate Risk

As of September 30, 2016, we had $101.6 million of debt outstanding, presented as debt obligations on our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The annual interest rate on our Term Loan Facility was 6.50% compared to fixed rate of 6.875% on our Senior Unsecured Debt as of September 30, 2016.

Based on the floating rate component of our loans payable as of September 30, 2016, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of September 30, 2016, interest expense related to variable rates would increase or decrease by 15% or $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after Medley Capital Corporation, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming Medley as a defendant, among others. In the Derivative Action, MVF Holdings reasserts substantially the same claims that were previously asserted in each of their three prior complaints. MVF Holdings claims for breach of fiduciary duty and related causes of action have already been dismissed by the California Superior Court on several occasions, most recently, on June 6, 2016, when the Court dismissed those claims with prejudice. Medley and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

CK Pearl Fund, Ltd. and CK Pearl Fund, LP v. Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman) v. Medley Capital LLC, filed on September 19, 2016, in the Superior Court of New Jersey Law Division: Essex County, as Docket No. L-5196-15. On September 28, 2016, Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A. (the “Rothstein Companies”) notified Medley Capital LLC that they had filed a Third-Party Complaint naming Medley Capital LLC as an additional defendant in the pending lawsuit between CK Pearl Fund, Ltd. and CK Pearl Fund, LP (the “CK Pearl Funds”) and the Rothstein Companies. The CK Pearl Funds’ lawsuit against Rothstein Kass was commenced on July 23, 2015. Medley Capital LLC was not named as a defendant in the CK Pearl Funds’ lawsuit. In their First Amended Complaint, the CK Pearl Funds alleged that the Rothstein Companies failed to exercise reasonable care and diligence in conducting audits of the CK Pearl Funds financial statements from 2008 to 2013. More specifically, the CK Pearl Funds allege that asset valuations prepared by independent third-party valuation firms and Medley Capital LLC were overstated and the Rothstein Kass Companies should not have issued audit opinions stating that the CK Pearl Funds’ financial statements were fairly presented. The CK Pearl Funds alleged that, as a result, they paid Medley Capital LLC greater management fees than were otherwise due and that the CK Pearl Funds lost money on follow-on investments that they otherwise would not have made. The CK Pearl Funds’ complaint seeks damages in excess of $125 million. From 2007 through 2014, the CK Pearl Funds were named Medley Opportunity Fund Ltd and Medley Opportunity Fund LP and Medley Capital LLC acted as investment manager to the CK Pearl Funds. On September 19, 2016, the Rothstein Companies filed an answer denying the CK Pearl Funds’ allegations and a cross-complaint against the CK Pearl Funds and a third-party complaint against Medley Capital LLC. The complaints filed by the Rothstein Companies allege that the CK Pearl Funds and/or Medley Capital LLC were responsible for valuations and, if any financial statements or any valuations were overstated, the CK Pearl Funds and/or Medley Capital LLC, not the Rothstein Companies, were responsible. Medley Capital LLC is demanding indemnification pursuant to its contractual agreements with the CK Pearl Funds and contribution from both the CK Pearl Funds and their independent directors with respect to the claims asserted by the Rothstein Companies. Medley Capital LLC disputes the allegations and intends to defend the case vigorously.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX
Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014)

4.1	Indenture, dated August 9, 2016, between Medley LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Medley LLC’s Current Report on Form 8-K filed on August 9, 2016).

4.2	First Supplemental Indenture, dated August 9, 2016, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.2 of Medley LLC’s Current Report on Form 8-K filed on August 9, 2016).

4.3

Second Supplemental Indenture dated as of October 18, 2016, between Medley LLC and U.S. Bank National Association, as Trustee, with the form of note included therein (incorporated by reference to Exhibit 4.1 of Medley LLC’s Current Report on Form 8-K filed on October 19, 2016)

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