Form 10-Q
period 2017-06-30
MEDLEY MANAGEMENT INC.
filed 2017-08-10
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 9, 2017 was 5,318,591. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 9, 2017 was 100.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Annual Report on Form 10-K") available on the SEC's website at www.sec.gov, which include, but are not limited to, the following:

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

•
the historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in Medley Management Inc.'s Class A common stock ("Class A common stock");

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

•	“BDC” refers to business development company;

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III, MOF III Offshore, MCOF, Aspect and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	"MOF III Offshore" refers to Medley Opportunity Fund Offshore III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

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

•
“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of MCC, Sierra Total Return Fund ("STRF") and Sierra Income Corporation (“SIC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed; and

•	“SMA” refers to a separately managed account.

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$45,789	$49,666
Cash and cash equivalents of consolidated fund	1,509	—
Restricted cash equivalents	2,657	4,897
Investments, at fair value	63,045	31,904
Management fees receivable	11,289	12,630
Performance fees receivable	3,319	4,961
Other assets	16,851	18,311
Total assets	$144,459	$122,369

Liabilities and Equity
Senior unsecured debt	$116,503	$49,793
Loans payable	8,900	52,178
Accounts payable, accrued expenses and other liabilities	23,595	37,255
Total liabilities	148,998	139,226

Commitments and contingencies (Note 9)

Redeemable Non-controlling Interests	53,506	30,805

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,057,155 and 6,042,050 issued as of June 30, 2017 and December 31, 2016, respectively; 5,397,291 and 5,809,130 outstanding as of June 30, 2017 and December 31, 2016, respectively	54	58
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	2,239	3,310
Accumulated other comprehensive income (loss)	(263)	33
Accumulated deficit	(6,952)	(5,254)
Total stockholders' deficit, Medley Management Inc.	(4,922)	(1,853)
Non-controlling interests in consolidated subsidiaries	(1,712)	(1,717)
Non-controlling interests in Medley LLC	(51,411)	(44,092)
Total deficit	(58,045)	(47,662)
Total liabilities, redeemable non-controlling interests and equity	$144,459	$122,369

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management fees (includes Part I incentive fees of $0, $6,206, $544 and $9,575. respectively)	$13,201	$18,695	$27,096	$34,958
Performance fees	575	851	(1,644)	260
Other revenues and fees	2,668	1,780	4,988	3,679
Total revenues	16,444	21,326	30,440	38,897

Expenses
Compensation and benefits	5,705	8,564	11,499	14,432
Performance fee compensation	50	45	(831)	(26)
General, administrative and other expenses	2,754	8,899	5,422	16,878
Total expenses	8,509	17,508	16,090	31,284

Other income (expense)
Dividend income	733	221	1,468	443
Interest expense	(2,766)	(2,072)	(6,413)	(4,190)
Other income (expense), net	21	(863)	1,581	(1,614)
Total other expense, net	(2,012)	(2,714)	(3,364)	(5,361)
Income before income taxes	5,923	1,104	10,986	2,252
Provision for income taxes	428	102	841	214
Net income	5,495	1,002	10,145	2,038
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,304	405	2,792	668
Net income attributable to non-controlling interests in Medley LLC	3,617	539	6,386	1,218
Net income attributable to Medley Management Inc.	$574	$58	$967	$152
Dividends declared per share of Class A common stock	$0.20	$0.20	$0.40	$0.40

Net income (loss) per share of Class A common stock:
Basic (Note 11)	$0.06	$(0.03)	$0.14	$(0.04)
Diluted (Note 11)	$0.06	$(0.03)	$0.14	$(0.04)
Weighted average shares outstanding - Basic and Diluted	5,588,978	5,777,726	5,697,483	5,814,428

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,495	$1,002	$10,145	$2,038
Other comprehensive income:
Change in fair value of available-for-sale securities (net of taxes of $0.2 million for Medley Management Inc. for each of the three and six months ended June 30, 2017 and $0.1 million for Non-controlling interests in Medley LLC for each of the three and six months ended June 30, 2017)	(2,651)	—	(2,166)	—
Total comprehensive income	2,844	1,002	7,979	2,038
Comprehensive income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	952	405	2,763	668
Comprehensive income attributable to Medley LLC	1,646	539	4,545	1,218
Comprehensive income attributable to Medley Management Inc.	$246	$58	$671	$152

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2016	5,809,130	$58	100	$—	$3,310	$33	$(5,254)	$(1,717)	$(44,092)	$(47,662)
Cumulative effect of accounting change due to the adoption of ASU 2016-09	—	—	—	—	1,039	—	(120)	—	(801)	118
Net income	—	—	—	—	—	—	967	6	6,386	7,359
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	(296)	—	—	(1,841)	(2,137)
Stock-based compensation	—	—	—	—	860	—	—	—	—	860
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(3,045)	—	—	(3,045)
Reclass of cumulative dividends on forfeited RSUs	—	—	—	—	—	—	500	—	—	500
Issuance of Class A common stock related to vesting of restricted stock units	15,105	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(426,944)	(4)	—	—	(2,970)	—	—	—	—	(2,974)
Distributions	—	—	—	—	—	—	—	(1)	(11,063)	(11,064)
Balance at June 30, 2017	5,397,291	$54	100	$—	$2,239	$(263)	$(6,952)	$(1,712)	$(51,411)	$(58,045)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$10,145	$2,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	860	1,784
Amortization of debt issuance costs	1,210	270
Accretion of debt discount	738	352
Provision for (benefit from) deferred taxes	292	(73)
Depreciation and amortization	466	435
Net change in unrealized depreciation on investments	157	23
Loss (income) from equity method investments	(150)	417
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation expense	500	—
Other non-cash amounts	—	27
Changes in operating assets and liabilities:
Management fees receivable	1,341	(72)
Performance fees receivable	1,642	(281)
Distributions received from equity method investments	305	706
Other assets	2,113	(748)
Accounts payable, accrued expenses and other liabilities	(14,419)	(1,814)
Cash and cash equivalents of consolidated fund	(1,509)	—
Investments of consolidated fund	(1,290)	—
Other assets of consolidated fund	(1,114)	—
Other liabilities of consolidated fund	777	—
Net cash provided by operating activities	2,064	3,064
Cash flows from investing activities
Purchases of fixed assets	(34)	(1,884)
Distributions received from equity method investments	—	203
Purchases of securities	(32,323)	—
Net cash used in investing activities	(32,357)	(1,681)
Cash flows from financing activities
Repayment of loans payable	(44,800)	(312)
Proceeds from issuance of senior unsecured debt	69,108	—
Capital contributions from redeemable non-controlling interests	23,000	—
Distributions to members and redeemable non-controlling interests	(14,121)	(12,499)
Debt issuance costs	(2,745)	—
Dividends paid	(3,045)	(2,715)
Repurchases of Class A common stock	(2,974)	(1,198)
Capital contributions to equity method investments	(247)	(53)
Net cash provided by (used in) financing activities	24,176	(16,777)
Net decrease in cash, cash equivalents and restricted cash equivalents	(6,117)	(15,394)
Cash, cash equivalents and restricted cash equivalents, beginning of period	54,563	71,688
Cash, cash equivalents and restricted cash equivalents, end of period	$48,446	$56,294

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

Cash and cash equivalents	$45,789	$56,294
Restricted cash equivalents	2,657	—
Total cash, cash equivalents and restricted cash equivalents	$48,446	$56,294
Supplemental disclosure of non-cash investing and financing activities
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of ASU 2016-09	$118	$—
Fixed assets	—	2,293
Reclassification of redeemable non-controlling interest	—	12,155

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
For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company is generally deemed to have a controlling financial interest if it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These assessments require judgment. Each entity is assessed for consolidation on a case-by-case basis.
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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 18.5% and 81.5%, respectively, as of June 30, 2017 and 19.9% and 80.1%, respectively, as of December 31, 2016. Net income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.
As of June 30, 2017 and December 31, 2016, Medley LLC had four majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of June 30, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets were $77.1 million and $16.3 million, respectively. As of December 31, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

were $51.7 million and $22.8 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to one of its funds, Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of June 30, 2017, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its consolidated financial statements.
The condensed balance sheet of STRF as of June 30, 2017 is presented in the table below (in thousands).

As of June 30, 2017
Assets
Cash and cash equivalents	$1,509
Investments, at fair value	1,290
Other assets	1,397
Total assets	$4,196
Liabilities and Equity
Accrued expenses and other liabilities	$2,097
Equity	2,099
Total liabilities and equity	$4,196
Of the following amounts above, $0.3 million of other assets, $1.3 million of accrued expenses and other liabilities and $2.1 million of equity were eliminated in our consolidated balance sheet. During the three and six months ended June 30, 2017, the fund did not generate any income or losses from operations.
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
As of June 30, 2017, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2016, the Company recorded investments, at fair value of $5.1 million, receivables of $1.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2017, the Company’s maximum exposure to losses from these entities is $7.0 million.
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
Redeemable Non-Controlling Interests
Redeemable non-controlling interests represents interests of certain third parties that are not mandatorily redeemable but redeemable for cash or other assets at a fixed or determinable price or a fixed or determinable date, at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. These interests are classified in the mezzanine section of the Company's condensed consolidated balance sheets.
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
Performance Fees
Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated as of that date. Accordingly, the amount recognized in the Company's condensed consolidated financial statements reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the investment performance of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended June 30, 2017 and 2016, there were no reversals of previously recognized performance fees. For the six months ended June 30, 2017 and 2016 the Company recorded reversals of $2.2 million and $0.4 million, respectively, of previously recognized performance fees. As of June 30, 2017, the Company recognized cumulative performance fees of $5.4 million.
Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of June 30, 2017, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2017, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
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
Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense. Under prior guidance, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized in the provision for income taxes only to the extent they exceeded the pool of excess tax benefits. In addition, under the new guidance, excess tax benefits are classified as cash flows from operating activities, and cash withheld by the Company for employees' withholding taxes will be classified as cash flows from financing activities on the Company's consolidated statements of cash flows. In connection with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, instead of utilizing an estimated forfeiture rate assumption. The change in accounting for forfeitures was applied on a modified retrospective basis by means of a cumulative-effect adjustment to equity. As of January 1, 2017, retained earnings and non-controlling interests in Medley LLC decreased by $0.1 million and $0.8 million, respectively, additional paid in capital increased by $1.0 million and a deferred tax asset was recorded in the amount of $0.1 million to reflect the change in accounting principle.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Although the Company is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, the Company has not yet selected a transition method. Upon adoption of this new guidance, the Company's current policy of recognizing performance fees with its separately managed accounts is expected to change. The Company expects that it will not be able to recognize such performance fees until such time that it is probable that a significant reversal in the amount of cumulative performance fees will not occur. The Company is continuing to assess the potential additional impacts of ASU 2014-9 on its financial statements for those arrangements within the scope of ASU 2014-9, including its accounting for expense reimbursements and performance fees earned under other types of contracts whereby the Company is the general partner and has an equity interest in the underlying fund.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This new guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. However, the adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but is not expected to have a significant impact on the consolidated statements of operations.
The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.
3. INVESTMENTS
The components of investments are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
Equity method investments, at fair value	$14,830	$14,895
Investment in MCC shares	46,925	17,009
Investments of consolidated fund	1,290	—
Total investments, at fair value	$63,045	$31,904

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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expense), net on the condensed consolidated statement of operations.
As of June 30, 2017 and December 31, 2016, the Company’s carrying value of its equity method investments was $14.8 million and $14.9 million, respectively. Included in this balance were $8.9 million as of June 30, 2017 and $9.0 million as of December 31, 2016 from the Company’s investment in shares of Sierra Income Corporation (“SIC”). The remaining balance as of June 30, 2017 and December 31, 2016 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”) and CK Pearl Fund, LP.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
 Investment in MCC shares
As of June 30, 2017 and December 31, 2016, the Company’s carrying value of its investment in MCC shares was $46.9 million and $17.0 million, respectively, and consisted of 7,343,428 and 2,264,892 shares, respectively. The Company measures the carrying value of its investment in MCC at fair value based on the quoted market price on the exchange on which its shares trade. As of June 30, 2017, cumulative unrealized losses in non-controlling interests in Medley LLC and accumulated other comprehensive income (loss) on the Company's consolidated balance sheets was $1.8 million, and $0.4 million respectively. As of June 30, 2017, there were no cumulative unrealized gains or losses in redeemable non-controlling interests. There were no impairment charges recorded related to the Company’s investments in MCC shares during the six months ended June 30, 2017 and 2016. MCC is considered to be a related party.
Investments of consolidated fund
Medley measures the carrying value of its investments of consolidated funds based on market value and its underlying investments are recorded at fair value. As of June 30, 2017, investments of consolidated fund consisted of equity investments of $0.5 million and $0.8 million of investments in senior secured loans. See Note 4 "Fair Value Measurements" for more information.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The following table summarizes the fair value hierarchy of the Company's financial assets measured at fair value as of June 30, 2017 (in thousands):

	As of June 30, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$518	$75	$697	$1,290
Investment in MCC shares	46,925	—	—	46,925
Total Assets	$47,443	$75	$697	$48,215
The Company’s investment in MCC shares and investments of consolidated fund are classified as available-for-sale securities. Included in investments of consolidated fund as of June 30, 2017 are Level I assets of $0.5 million in equity investments and Level II and Level III assets of $0.8 million which consist of senior secured loans. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no other financial instruments classified as Level II or Level III as of June 30, 2017 and December 31, 2016. There were no unrealized gains or losses related to the investments of consolidated fund for the three and six months ended June 30, 2017.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at June 30, 2017 (in thousands):

	Level 3 Financial Assets as of June 30, 2017
	Balance at December 31, 2016	Purchases	Transfers In or (Out) of Level 3	Balance at June 30, 2017
Investments of consolidated fund	$—	$697	$—	$697
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and six months ended June 30, 2017.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

5. OTHER ASSETS
The components of other assets are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $2,284 and $1,816, respectively	$4,566	$4,998
Security deposits	1,975	1,975
Administrative fees receivable (Note 10)	2,421	2,068
Deferred tax assets (Note 12)	2,051	2,001
Due from affiliates (Note 10)	1,559	2,133
Prepaid expenses and taxes	2,020	3,078
Other	2,259	2,058
Total other assets	$16,851	$18,311
6. LOANS PAYABLE
The Company's loans payable consist of the following:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,207 at December 31, 2016	$—	$43,593
Non-recourse promissory notes, net of unamortized discount of $1,100 and $1,415, respectively	8,900	8,585
Total loans payable	$8,900	$52,178
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
Interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility below, for the three and six months ending June 30, 2017 was $0.1 million and $1.5 million, respectively. For the three and six months ending June 30, 2016, such interest expense was $1.8 million and $3.5 million, respectively.
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), which originally matured on August 19, 2017, with a one-year extension at the option of the borrower. On August 9, 2017, the Company executed its option and City National Bank agreed to extend the maturity date under the Revolving Credit Facility to August 19, 2018. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the six months ended June 30, 2017 and 2016, there were no amounts drawn under the Revolving Credit Facility.
The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of June 30, 2017.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million for each of the six months ended June 30, 2017 and 2016. The fair value of the outstanding balance of the notes was $10.2 million as of June 30, 2017 and December 31, 2016.
Contractual Maturities of Loans Payable
As of June 30, 2017, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,454 and $3,802, respectively	$50,141	$49,793
2024 Notes, net of unamortized discount and debt issuance costs of $2,638 at June 30, 2017	66,362	—
Total senior unsecured debt	$116,503	$49,793
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly commencing on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $51.8 million as of June 30, 2017.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly commencing on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $69.1 million as of June 30, 2017.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.3 million and $2.2 million for the three and six months ended June 30, 2017, respectively.
8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
Accrued compensation and benefits	$1,539	$7,978
Due to affiliates (Note 10)	10,588	15,043
Revenue share payable (Note 9)	4,217	6,472
Accrued interest	1,294	558
Professional fees	704	858
Deferred rent	2,678	2,833
Deferred tax liabilities (Note 12)	184	202
Performance fee compensation	155	985
Accounts payable and other accrued expenses	2,236	2,326
Total accounts payable, accrued expenses and other liabilities	$23,595	$37,255

9. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ended June 30, 2017 and 2016, and $1.2 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.
Future minimum rental payments under non-cancelable leases are as follows as of June 30, 2017 (in thousands):

Remaining in 2017	$1,349
2018	2,704
2019	2,710
2020	2,833
2021	2,430
Thereafter	4,254
Total future minimum lease payments	$16,280

Capital Commitments to Funds
As of June 30, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $0.3 million and $0.5 million, respectively, to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of June 30, 2017 and December 31, 2016, this obligation amounted to $4.2 million and $6.5 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

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
From June 2012 through December 2016, Medley was party to an Expense Support and Reimbursement Agreement (“ESA”) with SIC. During the term of the ESA, which expired on December 31, 2016, Medley agreed to pay up to 100% of SIC's operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC had a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC met certain financial levels. ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. The remaining amounts due to SIC as of June 30, 2017 and December 31, 2016 under the ESA agreement were $3.3 million and $7.9 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets. During the three and six months ended June 30, 2016, Medley recorded $5.5 million and $10.7 million, respectively, of ESA expenses under this agreement.
In January 2011 and April 2012, Medley entered into administration agreements with MCC (the “MCC Admin Agreement”) and SIC (the “SIC Admin Agreement”), respectively, whereby Medley agreed to provide administrative services necessary for the operations of MCC and SIC. MCC and SIC agreed to pay Medley for the costs and expenses incurred in providing such

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC and SIC’s officers and their respective staffs.
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
Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's condensed consolidated balance sheets.
Total revenues recorded from these agreements for the three and six months ended June 30, 2017 and 2016 are reflected in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands)
MCC Admin Agreement	$1,075	$966	$2,072	$2,028
SIC Admin Agreement	795	634	1,589	1,217
Funds Admin Agreements	313	168	619	378
Total administrative fees from related parties	$2,183	$1,768	$4,280	$3,623
Amounts due from related parties under these agreements as of June 30, 2017 and December 31, 2016 are reflected in the table below:

	As of
	June 30, 2017	December 31, 2016
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$1,032	$916
Amounts due from SIC under the SIC Admin Agreement	795	851
Amounts due from entities under the Funds Admin Agreements	594	301
Total due from related parties	$2,421	$2,068
Investments
Refer to Note 3 "Investments" for more information related to the Company's investments in related parties.
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

on an agreed value of payments remaining to be made under the agreement. As of June 30, 2017, there were no transactions under this agreement.
11. EARNINGS (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income (loss) per share of Class A common stock using the two-class method for the three and six months ended June 30, 2017 and 2016, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$574	$58	$967	$152
Less: Allocation to participating securities	(237)	(245)	(155)	(403)
Net income (loss) available to Class A common stockholders	$337	$(187)	$812	$(251)

Denominator
Weighted average shares of Class A common stock outstanding	5,588,978	5,777,726	5,697,483	5,814,428
Net income (loss) per Class A share	$0.06	$(0.03)	$0.14	$(0.04)
The Company declared a $0.20 dividend per share of Class A common stock on February 6, 2016, May 10, 2016, February 9, 2017 and May 10, 2017, which were paid on March 4, 2016, June 2, 2016, March 6, 2017 and May 31, 2017, respectively. The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units, which reduces net income available to Class A common stockholders.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 23,653,333 and 23,333,333 LLC Units in 2017 and 2016, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
12. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of June 30, 2017 and December 31, 2016, the Company had total deferred tax assets of $2.1 million and $2.0 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.2 million as of June 30, 2017 and December 31, 2016 and consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals and depreciation.
 The Company’s effective tax rate was 7.2% and 9.2% for the three months ended June 30, 2017 and 2016, respectively, and 7.7% and 9.5% for the six months ended June 30, 2017 and 2016, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. During the three and six months ended June 30, 2017, there was a $0.2 million impact to the Company's income tax provision for discrete items associated with the forfeiture of RSUs. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. For the six months ended June 30, 2017 and 2016, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016 and during the three and six months ended June 30, 2017 and 2016, there were no uncertain tax positions taken that were

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2012.
13. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers during each of the three months ended June 30, 2017 and 2016, and $1.3 million during each of the six months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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
For each of the three months ended June 30, 2017 and 2016, performance fee compensation was less than $0.1 million. For the six months ended June 30, 2017, the Company recorded a reversal of performance fee compensation expense of $0.8 million. For the six months ended June 30, 2016, the Company recorded an insignificant reversal of performance fees. As of June 30, 2017 and December 31, 2016, the total performance fee compensation payable for these awards was $0.2 million and $1.0 million, respectively, and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.2 million and $0.3 million, respectively, for the six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016 the Company's outstanding liability to the plan was $0.3 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of June 30, 2017, there were $2.4 million awards available to be granted under the Plan.

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
Stock-based compensation was $0.9 million during each of the three months ended June 30, 2017 and 2016, and $0.9 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively.
A summary of RSU and restricted LLC units activity for the six months ended June 30, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,652,483	$12.88	—	$—
Granted	413,838	9.87	320,000	11.67
Forfeited	(297,224)	14.22	—	—
Vested	(15,105)	8.18	—	—
Balance at June 30, 2017	1,753,992	$12.07	320,000	$11.67
During the three and six months ended June 30, 2017, $0.3 million and $2.2 million of previously recognized compensation was reversed relating to forfeited RSUs. In addition, during the three and six months ended June 30, 2017, the Company reclassified cumulative dividends of $0.1 million and $0.5 million, respectively, from retained earnings to other compensation expense as a result of such forfeitures. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of June 30, 2017 was $15.2 million and is expected to be recognized over a weighted average period of 3.5 years.
14. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the six months ended June 30, 2017 and 2016 are reflected in the table below:

	For the Six Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Beginning balance	$30,805	$—
Net income attributable to redeemable non-controlling interests in consolidated subsidiaries	2,786	675
Contributions	23,000	—
Distributions	(3,057)	(276)
Change in fair value of available-for-sale securities	(28)	—
Reclassification of redeemable non-controlling interest	—	12,196
Ending balance	$53,506	$12,595
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. During the three and six months ended June 30, 2017, net income allocated to this non-controlling interest was $1.0 million and $2.0 million, respectively, and distributions paid were $1.0 million and $2.2 million, respectively. As of June 30, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.2 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company will contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors will invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of June 30, 2017, the Company and the Investors have fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $40.5 million as of June 30, 2017. Total contributions to the Joint Venture amounted to $53.8 million through June 30, 2017 and were used to purchase $49.1 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months and six months ended June 30, 2017, net income allocated to this non-controlling interest was $0.5 million and $0.9 million, respectively. For the six months ended June 30, 2017, other comprehensive income as a result of changes in the fair value of MCC shares allocated to this non-controlling interest was insignificant. Distributions paid during the three and six months ended June 30, 2017 were $0.5 million and $0.9 million, respectively. Subsequent to June 30, 2017, the Company used the remaining contributions of $2.7 million, which is included in restricted cash equivalents on the Company's consolidated balance sheets, to purchase additional shares of MCC.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and six months ended June 30, 2017, net losses allocated to this redeemable non-controlling interest was $0.1 million. As of June 30, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.1) million.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
16. SUBSEQUENT EVENTS
On August 8, 2017, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the second quarter of 2017. The dividend will be paid on September 6, 2017 to stockholders of record as of August 23, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K.
Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 85 people, provides capital to the middle market in the U.S. Over the past 15 years, we have provided capital to over 380 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are BDCs and one interval fund, as well as long-dated private funds and SMAs, focusing on senior secured credit.
As of June 30, 2017, we had $5.4 billion of AUM, $2.5 billion in permanent capital vehicles and $2.9 billion in long-dated private funds and SMAs. Our year over year AUM growth as of June 30, 2017 was 8% and was driven in large part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through June 30, 2017 was 30% and our compounded annual Fee Earning AUM growth rate was 21%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of June 30, 2017, we had $3.3 billion of Fee Earning AUM, $2.3 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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

For the three and six months ended June 30, 2017, 83.8%, and 83.6%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of August 9, 2017:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.8% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)
Strategic Capital Advisory Services, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC.

(4)	Medley LLC holds 96.5% of the Class B economic interests in each of MCOF Management LLC, and Medley (Aspect) Management LLC.

(5)	Medley LLC holds 100% of the outstanding Common Interest and DB Med Investor I LLC holds 100% of the outstanding Preferred Interest in each of Medley Seed Funding I LLC and Medley Seed Funding II LLC.

(6)
Medley Seed Funding III LLC holds 100% of the Senior Preferred Interest, Strategic Capital Advisory Services, LLC holds 100% of the Junior Preferred Interest and Medley LLC holds 100% of the Common Interest in STRF Advisors LLC.

(7)	Medley LLC holds 100% of the outstanding Common Interest and DB MED Investor II LLC holds 100% of the outstanding Preferred Interest in Medley Seed Funding III LLC.

(8)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in each of MCOF GP LLC, and Medley (Aspect) GP LLC.

(9)
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
During the second half of fiscal year 2016, broad economic markets showed stability and loan volumes across the lending spectrum increased. During this same time period, loan funds received significant inflows while CLO issuances continued to increase. Both these factors drove significant volume in the loan market and caused loan spreads to tighten in 2016 and into 2017. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley has not received any distributions of performance fees through June 30, 2017, other than tax distributions, a portion of which are subject to clawback. As of June 30, 2017, we accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value at the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. During the three months ended June 30, 2017, there were no reversals of previously recognized performance fees. During the six months ended June 30, 2017, we reversed $2.2 million of previously recognized performance fees. Cumulative performance fee revenue recognized as of June 30, 2017, was $5.4 million.

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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Offices for each of the three months ended June 30, 2017 and 2016 and $1.3 million for each of the six months ended June 30, 2017 and 2016. During the three and six months ended June 30, 2017 and 2016, neither of our Co-Chief Executive Officers received any guaranteed payments.
Performance Fee Compensation. Performance fee compensation includes compensation related to performance fees, which generally consists of profit interests that we grant to our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profit interests granted and is calculated based upon the net present value of the projected performance fees to be received. Payments to profit interest holders are payable when the performance fees are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue.
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
Other Income (Expense)
Dividend Income. Dividend income consists of dividends associated with our investments in SIC and MCC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.
Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.
Other Income (Expenses), Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable, equity income (loss) and unrealized gains (losses) associated with our equity method investments.
Provision for Income Taxes. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates. Medley LLC and its subsidiaries are not subject to U.S. federal, state and local corporate income taxes since all of its income or losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax on its taxable income allocated to New York City. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items and a rate benefit attributable to the fact that a portion of our earnings are not subject to corporate level taxes.
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
Managing Business Performance
Non-GAAP Financial Information
In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any fund(s). Core Net Income, Core EBITDA, Core Net Income Per Share and Core Net Income Margin are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see "Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of 23,333,333 Medley LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units and, in 2017, 320,000 restricted LLC units during each of the periods presented and conversion of such restricted LLC units for an equal number of shares of Class A common stock.
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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$4,191	$597	$7,353	$1,370
Net income (loss) per Class A common stock	$0.06	$(0.03)	$0.14	$(0.04)
Net Income Margin (1)	25.5%	2.8%	24.1%	3.5%
Weighted average shares - Basic and Diluted	5,588,978	5,777,726	5,697,483	5,814,428

Non-GAAP Data:
Core Net Income	$4,733	$6,563	$9,321	$12,528
Core EBITDA	$8,226	$9,753	$16,146	$18,820
Core Net Income Per Share	$0.10	$0.14	$0.19	$0.26
Core Net Income Margin	18.1%	19.9%	19.5%	20.8%
Pro-Forma Weighted Average Shares Outstanding	31,028,903	30,771,830	30,997,006	30,587,862

Other Data (at period end, in millions):
AUM	$5,438	$5,025	$5,438	$5,025
Fee Earning AUM	$3,279	$3,158	$3,279	$3,158

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM for the three months ended June 30, 2017.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, March 31, 2017	$2,464	$2,988	$5,452	45%	55%
Commitments (1)	47	31	78
Capital reduction (2)	—	—	—
Distributions (3)	(24)	(76)	(100)
Change in fund value (4)	10	(2)	8
Ending balance, June 30, 2017	$2,497	$2,941	$5,438	46%	54%

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
AUM decreased to $5.4 billion as of June 30, 2017 compared to $5.5 billion of AUM as of March 31, 2017. Our permanent capital vehicles increased $33.0 million as of June 30, 2017, primarily due to an increased equity raise, partly offset by reduction of debt and distributions. Our long-dated private funds and SMAs decreased AUM by $47.0 million, primarily due to distributions as some of our vehicles are no longer in the investment period.
The table below provides the roll forward of AUM for the six months ended June 30, 2017.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	60	239	299
Capital reduction (2)	(44)	—	(44)
Distributions (3)	(52)	(107)	(159)
Change in fund value (4)	6	1	7
Ending balance, June 30, 2017	$2,497	$2,941	$5,438	46%	54%

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
AUM increased to $5.4 billion as of June 30, 2017 compared to $5.3 billion of AUM as of December 31, 2016. Our permanent capital vehicles decreased by $30.0 million as of June 30, 2017, primarily due to a reduction of debt and distributions, partly offset by increased equity raise. Our long-dated private funds and SMAs increased AUM by $133.0 million, or 5%, primarily associated with new debt commitments, partly offset by distributions as some of our vehicles are no longer in the investment period.
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
Components of Fee Earning AUM

	As of
	June 30, 2017	December 31, 2016
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,259	$2,207
Fee earning AUM based on capital commitments	126	113
Fee earning AUM based on invested capital or NAV	894	870
Total fee earning AUM	$3,279	$3,190
As of June 30, 2017, fee earning AUM based on gross asset value increased by $52.0 million, compared to December 31, 2016. The increase in fee earning AUM based on gross asset value was due primarily to an increase in equity raised, partly offset by distributions.
As of June 30, 2017, fee earning AUM based on capital commitments increased $13.0 million compared to December 31, 2016. The increase in fee earning AUM based on capital commitments was due to the launch of a new fund.
As of June 30, 2017, fee earning AUM based on invested capital or NAV increased by $24.0 million, or 2.8%, compared to December 31, 2016. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
The table below presents the roll forward of fee earning AUM for the three months ended June 30, 2017.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, March 31, 2017	$2,214	$1,000	$3,214	69%	31%
Commitments (1)	59	68	127
Capital reduction (2)	—	—	—
Distributions (3)	(24)	(53)	(77)
Change in fund value (4)	10	5	15
Ending balance, June 30, 2017	$2,259	$1,020	$3,279	69%	31%

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
Total fee earning AUM increased by $65.0 million, or 2%, to $3.3 billion as of June 30, 2017 compared to total fee earning AUM as of March 31, 2017, due primarily to capital deployment by our private funds and SMAs, partly offset by distributions from all permanent capital vehicles and private funds and SMAs.

The table below presents the roll forward of fee earning AUM for the six months ended June 30, 2017.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	97	157	254
Capital reduction (2)	—	—	—
Distributions (3)	(51)	(111)	(162)
Change in fund value (4)	6	(9)	(3)
Ending balance, June 30, 2017	$2,259	$1,020	$3,279	69%	31%

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
Total fee earning AUM increased by $89.0 million, or 3%, to $3.3 billion as of June 30, 2017 compared to total fee earning AUM as of December 31, 2016, due primarily to capital deployment by our private funds and SMAs, partly offset by distributions from all permanent capital vehicles and private funds and SMAs.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 310 investments and have invested a total of $1.8 billion. As of June 30, 2017, the fee earning AUM was $1.2 billion. The performance for SIC as of June 30, 2017 is summarized below:

Annualized Net Total Return(1):	6.4%
Annualized Realized Losses on Invested Capital:	0.7%
Average Recovery(3):	72.8%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 190 investments and have invested a total of $2.0 billion. As of June 30, 2017, excluding Medley SBIC LP, the fee earning AUM was $773 million. The performance for MCC as of June 30, 2017 is summarized below:

Annualized Net Total Return(2):	7.3%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	45.7%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 35 investments and have invested a total of $372 million. As of June 30, 2017, the fee earning AUM was $239 million. The performance for Medley SBIC fund as of June 30, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	13.0%
Net Investor Internal Rate of Return(5):	15.6%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 71 investments and have invested a total of $932 million. As of June 30, 2017, the fee earning AUM was $378 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	12.2%
Net Investor Internal Rate of Return(6):	6.8%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	NM
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 31 investments and have invested a total of $146 million. As of June 30, 2017, the fee earning AUM was $113 million. The performance for MOF III as of June 30, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.9%
Net Investor Internal Rate of Return(6):	5.8%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Other Long-Dated Private Funds and Permanent Capital Vehicles
We launched STRF, a public non-traded permanent capital vehicle, in June 2017. The Fund seeks to provide a total return through a combination of current income and long-term capital appreciation by investing in a portfolio of debt securities and fixed-income related equity securities.
We launched MOF III Offshore in May 2017. MOF III Offshore invests in senior secured loans made to middle market private borrowers in the US.
We launched Aspect in November 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.
We launched MCOF in July 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of June 30, 2017 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 143 investments and have invested a total of $828 million. As of June 30, 2017, the fee earning AUM in our SMAs was $462 million. The aggregate performance of our SMAs as of June 30, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.8%
Net Investor Internal Rate of Return(7):	7.7%
Annualized Realized Losses on Invested Capital:	0.6%
Average Recovery(3):	53.7%

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

(3)
Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MOF II, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2017. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of June 30, 2017, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 19.5%.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The unaudited consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$13,201	$18,695	$27,096	$34,958
Performance fees	575	851	(1,644)	260
Other revenues and fees	2,668	1,780	4,988	3,679
Total revenues	16,444	21,326	30,440	38,897

Expenses
Compensation and benefits	5,705	8,564	11,499	14,432
Performance fee compensation	50	45	(831)	(26)
General, administrative and other expenses	2,754	8,899	5,422	16,878
Total expenses	8,509	17,508	16,090	31,284

Other income (expense)
Dividend income	733	221	1,468	443
Interest expense	(2,766)	(2,072)	(6,413)	(4,190)
Other income (expense), net	21	(863)	1,581	(1,614)
Total other expense, net	(2,012)	(2,714)	(3,364)	(5,361)
Income before income taxes	5,923	1,104	10,986	2,252
Provision for income taxes	428	102	841	214
Net income	5,495	1,002	10,145	2,038
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,304	405	2,792	668
Net income attributable to non-controlling interests in Medley LLC	3,617	539	6,386	1,218
Net income attributable to Medley Management Inc.	$574	$58	$967	$152

Other data (at period end, in millions):
AUM	$5,438	$5,025	$5,438	$5,025
Fee earning AUM	$3,279	$3,158	$3,279	$3,158

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues
Management Fees. Total management fees decreased by $5.5 million, or 29%, to $13.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

•
Our management fees from permanent capital vehicles decreased by $5.9 million during the three months ended June 30, 2017 compared to the same period in 2016. The decrease was due to a decline in Part I incentive fees of $3.2 million from SIC and $3.0 million from MCC, offset in part by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $0.4 million for the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to an increase in base management fees across most funds.

Performance Fees. Performance fees decreased by $0.3 million to $0.6 million during the three months ended June 30, 2017 compared to $0.9 million for the same period in 2016. The variance was attributed primarily to declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $0.9 million, or 50%, to $2.7 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $2.9 million, or 33% to $5.7 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was due primarily to lower discretionary compensation accruals during the three months ended June 30, 2017.
Performance Fee Compensation. Performance fee compensation remained consistent during the three months ended June 30, 2017 as compared same period in 2016.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $6.1 million to $2.8 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was due primarily to a $5.5 million decrease in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC. The remaining variance was due primarily to a decrease in professional fees period over period.
Other Income (Expense)
Dividend Income. Dividend income increased by $0.5 million to $0.7 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to dividend income from our investment in available for sale securities due to additional purchases made during 2017.
Interest Expense. Interest expense increased by $0.7 million, or 33%, to $2.8 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily the result of the refinancing of our indebtedness from the issuance of senior unsecured debt. Average debt outstanding during the three months ended June 30, 2017 and 2016 was $132.6 million and $105.0 million, respectively.
Other Income (Expenses), net. Other income, net was less than $0.1 million for three months ended June 30, 2017, an increase of $0.9 million as compared compared to the same period in 2016. The increase was due primarily to the revaluation of our revenue share payable and an impairment charge taken during the three months ended June 30, 2016 on our investment in CK Pearl Fund LLC.
Provision for Income Taxes
Our provision for income taxes in any given interim period is recorded based on an estimated full-year tax rate adjusted for the tax effect of discrete items in the period they occur. Our effective income tax rate was 7.2% and 9.2% for the three months ended June 30, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The decrease in the effective tax rate during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily attributed to an increase in taxable income allocable to non-controlling interests which is not subject to corporate income taxes partly offset by the impact of discrete items associated with the forfeiture of RSUs.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $0.9 million to $1.3 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held on one of our consolidated subsidiaries.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues
Management Fees. Total management fees decreased by $7.9 million, or 22%, to $27.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

•
Our management fees from permanent capital vehicles decreased by $8.6 million during the six months ended June 30, 2017 compared to the same period in 2016. The decrease was due to a decline in Part I incentive fees of $5.0 million from SIC and $4.1 million from MCC, offset in part, by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $0.8 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to an increase in base management fees from our SMAs.

Performance Fees. There was a reversal of performance fees of $1.6 million during the six months ended June 30, 2017 compared to an accrual performance fees revenue of $0.3 million for the same period in 2016. The variance was attributed primarily to declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.3 million, or 36%, to $5.0 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $2.9 million, or 20% to $11.5 million for the six months ended June 30, 2017 compared to the same period in 2016. The variance was due primarily to a decrease in stock compensation expense as a result of forfeited RSUs as well as lower discretionary compensation accruals, partly offset by severance charges during the six months ended June 30, 2017.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.8 million during the six months ended June 30, 2017 as compared to a reversal of performance fee compensation of less than $0.1 million for the same period in 2016. The variance in performance fee compensation was due primarily to changes in projected future payments.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $11.5 million to $5.4 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was due primarily to a $10.7 million decrease in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC. The remaining variance was due primarily to a decrease in professional fees, employee recruitment and other office related expenses period over period.
Other Income (Expense)
Dividend Income. Dividend income increased by $1.0 million to $1.5 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to dividend income from our investment in available for sale securities due to additional purchases made during 2017.
Interest Expense. Interest expense increased by $2.2 million, or 53%, to $6.4 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the six months ended June 30, 2017 and 2016 was $124.5 million and $105.1 million, respectively.
Other Income (Expenses), net. Other income, net increased by $3.2 million to $1.6 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was due primarily to the revaluation of our revenue share payable and an impairment charge taken during the six months ended June 30, 2016 on our investment in CK Pearl Fund LLC.

Provision for Income Taxes
Our provision for income taxes in any given interim period is recorded based on an estimated full-year tax rate adjusted for discrete items in the period they occur. Our effective income tax rate was 7.7% and 9.5% for the six months ended June 30, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The decrease in the effective tax rate during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily attributed to an increase in taxable income allocable to non-controlling interests which is not subject to corporate income taxes partly offset by the impact of discrete items associated with the forfeiture of RSUs.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $2.1 million to $2.8 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held on one of our consolidated subsidiaries.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley Management Inc.	$574	$58	$967	$152
Net income attributable to non-controlling interests in Medley LLC	3,617	539	6,386	1,218
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$4,191	$597	$7,353	$1,370
Reimbursable fund startup expenses	226	5,541	226	10,744
IPO date award stock-based compensation	318	673	(343)	1,346
Other non-core items (1)	65	521	2,338	521
Income tax expense on adjustments	(67)	(769)	(253)	(1,453)
Core Net Income	$4,733	$6,563	$9,321	$12,528
Interest expense	2,766	2,072	5,264	4,190
Income taxes	495	871	1,094	1,667
Depreciation and amortization	232	247	467	435
Core EBITDA	$8,226	$9,753	$16,146	$18,820

Core Net Income Per Share	$0.10	$0.14	$0.19	$0.26

Pro-Forma Weighted Average Shares Outstanding (2)	31,028,903	30,771,830	30,997,006	30,587,862

(1)
For the three months ended June 30, 2017, other non-core items consist of $0.1 million of severance costs to former employees. For the six months ended June 30, 2017, other non-core items consist of $1.2 million in additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt and $1.2 million in severance costs to former employees. For the three and six months ended June 30, 2016, other non-core items consists of a $0.5 million impairment loss on our investment in CK pearl Fund.

(2)
Assumes the conversion by the pre-IPO holders of 23,333,333 Medley LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units and, in 2017, 320,000 restricted LLC units during each of the periods presented and conversion of such restricted LLC units for an equal number of shares of Class A common stock.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$4,733	$6,563	$9,321	$12,528
Add: Income taxes	495	871	1,094	1,667
Pre-Tax Core Net Income	$5,228	$7,434	$10,415	$14,195

Denominator
Class A common stock	5,588,978	5,777,726	5,697,483	5,814,428
Conversion of LLC Units and restricted LLC Units to Class A common stock	23,653,333	23,333,333	23,561,400	23,333,333
Restricted stock units	1,786,592	1,660,771	1,738,123	1,440,101
Pro-Forma Weighted Average Shares Outstanding	31,028,903	30,771,830	30,997,006	30,587,862
Pre-Tax Core Net Income Per Share	$0.17	$0.24	$0.34	$0.46
Less: corporate income taxes per share (1)	(0.07)	(0.10)	(0.15)	(0.20)
Core Net Income Per Share	$0.10	$0.14	$0.19	$0.26

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income Margin	25.5%	2.8%	24.1%	3.5%
Reimbursable fund startup expenses (1)	1.4%	26.0%	0.7%	27.6%
IPO date award stock-based compensation (1)	1.9%	3.2%	(1.1)%	3.5%
Other non-core items (1)(2)	0.4%	2.4%	7.7%	1.3%
Provision for income taxes (1)	2.6%	0.5%	2.8%	0.6%
Corporate income taxes (3)	(13.7)%	(15.0)%	(14.7)%	(15.7)%
Core Net Income Margin	18.1%	19.9%	19.5%	20.8%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue

(2)
For the three and six months ended June 30, 2017, other non-core items consist of $0 and $1.2 million, respectively, in additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt and $0.1 million and $1.1 million, respectively, in severance costs to former employees. For the three and six months ended June 30, 2016, other non-core items consists of a $0.5 million impairment loss on our investment in CK Pearl Fund.

(3)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0% and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of June 30, 2017, our cash and cash equivalents were $45.8 million and our restricted cash equivalents balance was $2.7 million.

Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase available for sale securities, purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
As of June 30, 2017, the outstanding senior unsecured debt balance was $116.5 million, and is reflected net of unamortized discount, unamortized premium and debt issuance costs of $6.1 million.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which will mature on August 19, 2017. On May 3, 2016, the Revolving Credit Facility was amended to permit us to issue additional indebtedness. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing.
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

	For the Six Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$2,064	$3,064
Net cash used in investing activities	(32,357)	(1,681)
Net cash provided by (used in) financing activities	24,176	(16,777)
Net increase (decrease) in cash and cash equivalents	$(6,117)	$(15,394)
 Operating Activities
Our net cash flow provided by operating activities was $2.1 million and $3.1 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, net cash flow provided by operating activities was due to net income of $10.1 million and $2.0 million, respectively, non-cash adjustments of $4.1 million and $3.3 million, respectively, and changes in operating assets and liabilities of $(12.2) million and $(2.2) million, respectively.
Investing Activities
Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and, subsequent to June 30, 2016, purchases of available for sale securities. Purchases of fixed assets were less than $0.1 million for the six months ended June 30, 2017 and $1.9 million for the six months ended June 30, 2016. Distributions received from equity method investments during the six months ended June 30, 2016 was $0.2 million. Excluding the investments of consolidated fund, purchases of available for sale securities were $32.3 million during the six months ended June 30, 2017. There were no purchases of available for sale securities during the six months ended June 30, 2016.
Financing Activities
Dividends paid were $3.0 million and $2.7 million during the six months ended June 30, 2017 and 2016, respectively. Distributions to members and redeemable non-controlling interests were $14.1 million for the six months ended June 30, 2017 and $12.5 million for the six months ended June 30, 2016. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $23.0 million for the six months ended June 30, 2017. There were no capital contributions from non-controlling interests and redeemable non-controlling interests during the six months ended June 30, 2016. Repurchases of Class A common stock represented a use of cash from financing activities of $3.0 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Capital contributions to equity method investments represented a use of cash from financing activities of $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $116.2 million. The net proceeds from the offering were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of debt obligations resulted in an outflow of cash of $44.8 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million for the six months ended June 30, 2017. There were no proceeds from the issuance of debt obligations during the six months ended June 30, 2016.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2017.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,701	$5,445	$5,096	$3,038	$16,280
Loans payable (2)	—	10,000	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,069	1,749	1,399		4,217
Capital commitments to funds (4)	275	—	—	—	275
Total	$4,045	$17,194	$6,495	$125,633	$153,367

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 6, “Loans Payable,” to our condensed consolidated financial statements included in this Form 10-Q.

(3)
We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our condensed consolidated financial statements included in this Form 10-Q. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.3 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of June 30, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of June 30, 2017, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2017, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $5.6 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of June 30, 2017, we calculated a $0.8 million increase in management fees for the three and six months ended June 30, 2017, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of June 30, 2017, we calculated a $1.0 million decrease in management fees for the three and six months ended June 30, 2017, respectively.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of June 30, 2017, we calculated a $23.8 and $26.0 million increase in performance fees for the three and six months ended June 30, 2017, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of June 30, 2017, we calculated a $1.3 million decrease in performance fees for each of the three and six months ended June 30, 2017.
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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of June 30, 2017, we calculated a $11.1 million increase in Part I and II incentive fees for the three and six months ended June 30, 2017, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of June 30, 2017, we calculated no changes in Part I incentive fees for the three and six months ended June 30, 2017.
Interest Rate Risk
As of June 30, 2017, we had $125.4 million of debt outstanding, presented as loans payable and senior unsecured debt in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
 Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase shares of Medley Management Inc. common stock pursuant to our $5.0 million share repurchase program authorized by our Board of Directors on August 10, 2015. On September 9, 2016, the Board of Directors approved an extension of the repurchase program through August 31, 2017. This program may be suspended or discontinued at any time and will expire on August 31, 2017. The following table contains information about our purchases of Medley Management Inc.’s Class A Common Stock during the second quarter of 2017 (in thousands, except average price paid per share):

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2017 - April 30, 2017
Common stock repurchases	136		136
Total	136	$8.13	136	$2,193
May 1, 2017 - May 31, 2017
Common stock repurchases	81		81
Total	81	$6.23	81	$1,688
June 1, 2017 - June 30, 2017
Common stock repurchases	160		160
Total	160	$6.01	160	$725
Total
Common stock repurchases	377		377
Total	377	$6.82	377	$725
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not Applicable.
Item 5.     Other Information
Not Applicable.

Item 6.     Exhibits

Exhibit No.	Exhibit Description

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

10.1
Amendment dated as of June 6, 2017, to Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2017).

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 10, 2017	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)