Form 10-K
period 2017-12-31
MEDLEY MANAGEMENT INC.
filed 2018-03-29
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of registrant's voting and non-voting common equity held by non-affiliates was approximately $33,654,119. The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 27, 2018 was 5,495,343. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 27, 2018 was 100.

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

•	anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable;

•
the actual costs related to consolidating our business activities to our New York office may be greater than we currently anticipate and we may incur additional costs that are not currently included in our estimate; and

•	our ability to realize anticipated cost savings and efficiencies from consolidating our business activities to our New York office.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K and other reports we file with the Securities and Exchange Commission. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

•
“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, and in 2017, MCOF, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. As it relates to Medley Capital Corporation (NYSE: MCC) (TASE:MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

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

•	“SMA” refers to a separately managed account;

•	"standalone" refers to our financial results without the consolidation of any fund(s);

•	“STRF” refers to Sierra Total Return Fund; and

•	"Tac Ops" refers to Medley Tactical Opportunities LLC

PART I.
Item 1.     Business
Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. For over 15 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are BDCs, and a credit interval fund, as well as long-dated private funds and SMAs, with a primary focus on senior secured credit. As of December 31, 2017, we had over $5.0 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2017 was 26%, and our compounded annual Fee Earning AUM growth rate was 19%, which have both been driven in large part by the growth in our permanent capital vehicles. Since September 2015, we received over $1.5 billion of new institutional capital commitments, bringing AUM to over $5.0 billion. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
_________
(1) Presented on a standalone basis
Direct origination, credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2017, approximately 80% of the combined portfolios investments were in first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity between three and seven years and are typically floating rate (at December 31, 2017, approximately 81% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.
Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2017, we had over 85 employees, including over 45 investment, origination and credit management professionals, and over 40 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.
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
Medley Capital Corporation
We launched MCC (NYSE: MCC) (TASE:MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a BDC with approximately $1.1 billion in AUM as of December 31, 2017. MCC has demonstrated a 26% compounded annual growth rate of AUM from inception through December 31, 2017.
Sierra Income Corporation
We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. SIC is now offered on a continuous basis to investors through over 186 broker dealers representing over 17,600 registered investment advisers (“RIAs”) as of December 31, 2017. During the year ended December 31, 2017, SIC increased AUM to $1.3 billion, a 1.2% increase year over year.
Sierra Total Return Fund
We launched STRF (NASDAQ:SRNTX), our first interval fund, in January 2017. STRF is a continuously offered, non-diversified, closed-end investment management company that is operated as an interval fund. The fund commenced investment operations in June 2017.
Long-Dated Private Funds
We launched MOF I, our first long-dated private fund, in 2006, MOF II, our second long-dated private fund, in 2010, MOF III, our third long-dated private fund, in 2014, and, in 2016, MCOF and Aspect, our fourth and fifth long-dated private funds, respectively. In 2017, we launched MOF III Offshore. Our long-dated private funds are managed through partnership structures, in which limited partnerships organized by us accept commitments or funds for investment from institutional investors and high net worth individuals, and a general partner makes all policy and investment decisions, including selection of investment advisers. Affiliates of Medley LLC serve as the general partners and investment advisers to our long-dated private funds. The limited partners of our long-dated private funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence on the voting or disposition of the securities or assets held by such funds, although limited partners often have the right to remove the general partner or cause an early liquidation by super-majority vote. As our long-dated private funds are closed-ended, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances.
Separately Managed Accounts (SMAs)
We launched our first SMA in 2010 and currently manage ten SMAs. In the case of our SMAs, the investor, rather than us, dictates the risk tolerances and target returns of the account. We act as an investment adviser registered under the Advisers Act for these accounts. The accounts offer customized solutions for liability driven investors such as insurance companies and typically offer attractive returns on risk based capital.
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

•
The first, the Part I incentive fee (which is also referred to as a subordinated incentive fee), payable quarterly in arrears, is 20.0% of SIC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 1.75% (which is 7.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, SIC Advisors LLC receives no incentive fee until SIC’s pre-incentive fee net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up”, 100% of SIC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, SIC Advisors LLC will receive 20.0% of SIC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that SIC receives from portfolio companies accrued during the calendar quarter, minus SIC’s operating expenses for the quarter including the base management fee, expenses payable to SIC Advisors LLC or to us, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that SIC has not yet received in cash. Since the hurdle rate is fixed, if interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on pre-incentive fee net investment income.

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
Investment Process
Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through financial sponsors. Historically, as much as half of our annual origination volume has been derived from either repeat or referred borrowers or repeat sponsors. The other half of our annual origination volume has been sourced through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through other financial sponsors. Medley investments are well diversified across 35 industries. As of December 31, 2017, our industry exposure in excess of 10% was 15.5% in business services, 11.4 % in healthcare and pharmaceuticals and 10.1% in construction and building. Medley has a highly selective, three step underwriting process that is governed by an investment committee. This comprehensive process narrows down the investment opportunities from generally over 1,000 a year to approximately 1% to 3% originated borrowers in a year. For the year ended December 31, 2017, we sourced 1,250 investment opportunities, which resulted in 123 investments across 34 borrowers and approximately $735.0 million of invested capital. As of December 31, 2017, our funds had 474 investments across 165 borrowers.
Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process also involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential as our funds have historically invested primarily in privately held companies, for which public financial information is generally unavailable. Since our inception, we have experienced annualized realized losses for 0.3% of that capital through December 31, 2017. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.
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
Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly reviews of financial information and, typically, attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in Black Mountain, an investment management software program. Black Mountain creates a centralized, dynamic electronic repository for all of our portfolio company data and generates comprehensive, standardized reports and dashboards which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history.
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
Employees
As of December 31, 2017, we employed over 85 individuals, including over 45 investment, origination and credit management professionals, located in our New York and San Francisco offices. As discussed in Item 9B, below, during the first quarter of 2018, the Company initiated the consolidation of our operations in New York. At this time, the Company does not anticipate a material change in overall headcount upon completion of the consolidation.
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
Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management business. Recently, global financial markets have experienced heightened volatility, including the June 2016 “Brexit” referendum in the United Kingdom in favor of exiting the EU and subsequent uncertainty regarding the timing and terms of the exit, the results of the 2016 U.S. presidential and congressional election and resulting uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short-term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs implemented by the Trump administration. For example, in February 2018, global equity markets experienced a widespread sell-off, and bonds have also declined in value. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. In addition following a sustained period of historically low interest rate levels, in the United States, short-term interest rates have risen by 90 to 120 basis points since the U.S. presidential election in November 2016 with 10 to 20 bps of such amount attributable to increases seen between January 1, 2018 and February 8, 2018. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Furthermore, some of the provisions under the newly enacted tax law in the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) could have a negative impact on the cost of financing and dampen the attractiveness of credit. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, foreign exchange rates, trade volume, and fiscal and economic policies, which has heightened volatility in the U.S. and global markets and could persist for an extended period.
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
Newly enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the federal statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.
We derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner.
With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2017, 2016 and

2015, our investment advisory relationships with MCC and SIC represented approximately 74.4%, 80.3% and 80.2% , respectively, of our total management fees. These investment advisory relationships also represented, in the aggregate, 45% of our AUM at December 31, 2017. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.
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
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association published a set of Private Equity Principles (the “Principles”), which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. More recently institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management and investment fees to external managers, whether through direct reductions, deferrals or rebates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. For example, on December 3, 2015, we agreed to reduce our fees from MCC and beginning January 1, 2016, the base management fee from MCC was reduced to 1.50% on gross assets above $1 billion. In addition, we reduced our incentive fee from MCC from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle and introduced a netting mechanism and incentive fee income will be subject to a rolling three-year look back. Under no circumstances will our recently implemented fee structure result in higher fees from MCC than fees under the current investment management agreement. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees, see “Business - Fee Structure."
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
Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2017, MCC and SIC were our only funds that relied on leverage. As of December 31, 2017, MCC had a NAV of $419.8 million, $1.1 billion of AUM and an asset coverage ratio of 229%. As of December 31, 2017, SIC had a NAV of $740.2 million, $1.3 billion of AUM and an asset coverage ratio of 233%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.
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
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may correspond to amounts previously distributed to our senior professionals prior to our IPO, with respect to which our Class A common stockholders did not receive any benefit. This obligation is known as a “clawback” obligation. Medley had not received any distributions of performance fees through December 31, 2017, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2017, we recorded a $7.2 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2017, there would be no additional amounts subject to clawback.
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
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-

taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

•	Regulatory uncertainty could negatively impact our ability to efficiently project, plan and operate our business impacting profitability
In early February 2017, the new Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills are pending in Congress that, if enacted, would amend the Dodd-Frank Act, including the Financial CHOICE Act (the “CHOICE Act”), which was approved by the House of Representatives and the Economic Growth, Regulatory Relief and Consumer Protection Act which is awaiting consideration in the Senate. The Administration has expressed support for these proposals and encouraged the House and Senate to work together to present legislation to the President as quickly as possible. The House and Senate legislation, while different, could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other amendments to the Dodd-Frank Act. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act and the Advisers Act. Both the House and Senate proposals are still subject to amendment and possible reconciliation into a single proposal, the scope of which is not possible to determine at this time nor is it possible to determine if and when such a proposal may be presented to the President for enactment.
It is difficult to determine the full extent of the impact on us of the Financial Choice Act, the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. In addition, as a result of proposed legislation, shifting areas of focus of regulatory enforcement bodies or otherwise, regulatory compliance practices may shift such that formerly accepted industry practices become disfavored or less common. Any changes or other developments in the regulatory framework applicable to our businesses, including the changes described above and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our businesses. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability.
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
We believe that base management fees are consistent and predictable. For all periods presented, over 40% of total revenues was derived from base management fees. Due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the years ended December 31, 2017 and 2015, total revenues of $65.6 million and $67.4 million, respectively, included a reversal of performance fees of $1.7 million and $15.7 million, respectively. For the year ended December 31, 2016, performance fees were 3% of our total revenues. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our Class A common stock and cause our results for a particular period not to be indicative of our performance in a future period.
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
We have a significant amount of indebtedness. As of December 31, 2017, our total indebtedness, excluding unamortized discount, premium, and issuance costs, was approximately $132.6 million. Our substantial debt obligations could have important consequences, including:

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
In addition, the credit agreement governing our Revolving Credit Facility requires us to maintain, with respect to each four quarter period commencing with the four quarter period ending September 30, 2017, a ratio of net debt to Core EBITDA not greater than 5.0 to 1.0, a ratio of total debt to Core EBITDA not greater than 7.0 to 1.0 and a minimum Core EBITDA of not less than $15.0 million. The ratio of net debt to Core EBITDA, total debt to Core EBITDA and minimum Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our standalone financial results and includes the adjustments made to calculate Core EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments.”
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
In addition, our pre-IPO owners own 81.3% of the LLC Units. Because they hold their ownership interest in our business directly in Medley LLC, rather than through Medley Management Inc., these pre-IPO owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Medley LLC makes distributions to Medley Management Inc., the non-managing members of Medley LLC will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in Medley LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when Medley Management Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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

Based upon the $6.50 closing price of our Class A common stock on December 31, 2017 and interest rate of 3.1%, we estimate that, if Medley Management Inc. were to have exercised its termination right on December 31, 2017, the aggregate amount of these termination payments would have been approximately $127.8 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.
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
In addition, we and our pre-IPO owners have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 23,653,333 LLC Units may be exchanged for shares of our Class A common stock and, subject to the transfer restrictions set forth in the Limited Liability Company Agreement of Medley LLC, sold. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.
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
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 2017, the market price of our common stock has fluctuated from a high of $15.14 per share in the first quarter of 2015 to a low of $3.43 per share in the first quarter of 2016. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the initial public offering price.
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
As of December 31, 2017, we had 2,993,764,668 shares of Class A common stock authorized but unissued, including approximately 23,653,333 shares of Class A common stock issuable upon exchange of LLC Units that will be held by the non-managing members of Medley LLC. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited liability company agreement of Medley LLC permits Medley LLC to issue an unlimited number of additional limited liability company interests of Medley LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 4,500,000 shares of Class A common stock and LLC Units for issuance under our 2014 Omnibus Incentive Plan, including 1,451,393 shares issuable upon the vesting of restricted stock units granted as of December 31, 2017. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.
Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York, 10017. As discussed in Item 9B, below, during the first quarter of 2018, the Company initiated the consolidation of our operations in New York. We consider these facilities to be suitable and adequate for the management and operation of our business. We do not own any real property.
Item 3.     Legal Proceedings
From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.
One of the Company's subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are MCC and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which MCC and MOF II are diligently prosecuting.
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.
Medley LLC, MCC, and MOF II were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., The MacFarlane Group, LLC, Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Oakmont Funding, Inc., Dinero Investments, Inc., Chieftain Funding, Inc., Dant Holdings, Inc., DHI Computing Service, Inc., Smith Haynes & Watson, LLC, Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). MOF II and MCC were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”) (together with Class Action 1, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against MOF II, Medley LLC, and MCC (in Class Action 1), and the claims against MOF II and MCC (in Class Action 2), allege that those defendants in each respective action exercised control over American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by MOF II in 2011. American Web Loan repaid the loan from MOF II in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1; in Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. Medley LLC and MCC never made any loans or provided financing to, or had any other relationship with, American Web Loan. MOF II, Medley LLC, and MCC are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. MOF II, Medley LLC, and MCC believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
Item 4.     Mine Safety Disclosures
Not Applicable.

PART II.
Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the NYSE under the symbol “MDLY.” Our Class A common stock began trading on the NYSE on September 24, 2014.
The number of holders of record of our Class A stock as of March 15, 2018 was 5. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. There is no publicly traded market for our Class B common stock, which is held by Medley Group, LLC.
The following table sets forth the high and low intra-day sales prices per share of our Class A common stock, for the periods indicated, as reported by the NYSE:

	Sales Price
2017	High	Low
First Quarter	$10.35	$7.85
Second Quarter	$8.40	$5.60
Third Quarter	$6.80	$5.80
Fourth Quarter	$7.15	$5.50

	Sales Price
2016	High	Low
First Quarter	$6.55	$3.43
Second Quarter	$6.87	$5.12
Third Quarter	$8.72	$5.55
Fourth Quarter	$10.65	$8.16
Dividend Policy
During 2017 we paid quarterly dividends of $0.20 per share to holders of our Class A common stock on March 6, 2017, May 31, 2017, September 6, 2017 and December 6, 2017. On February 27, 2018, the Board of Directors declared a $0.20 per share dividend to holders of our Class A common stock in respect of the fourth quarter of 2017, which was paid on March 7, 2018. During fiscal year 2016 we paid quarterly dividends of $0.20 per share to holders of our Class A common stock on March 4 2016, June 2, 2016, September 6, 2016 and December 5, 2016.
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
For the years ended December 31, 2017, 2016 and 2015, Medley LLC made distributions to our pre-IPO owners in the amount of $23.2 million, $22.7 million and $32.7 million, respectively.
Stock Performance Graph
The following graph compares the cumulative stockholder return from September 24, 2014, the date our Class A common stock began trading on the NYSE, through December 31, 2017, with that of the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index. The graph assumes that the value of the investment in our Class A common stock and each index was $100 on September 24, 2014 and that all dividends and other distributions were reinvested.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

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
We derived the following selected consolidated financial data of Medley Management Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected financial condition data as of December 31, 2015 were derived from our audited consolidated financial statements not included in this Form 10-K. The following selected financial condition data as of December 31, 2014 and 2013 were derived from our audited consolidated financial statements not included in this Form 10-K, which were adjusted for the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, we adopted this new guidance and retrospectively presented debt issuance costs related to our long-term debt as a deduction from the carrying amount of the associated debt on our consolidated balance sheets. As a result of this adoption, we reclassified $2.2 million and $0.3 million as of December 31, 2014 and 2013, respectively, of debt issuance costs from other assets to debt obligations. See Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in this Form 10-K for a description of the new guidance.
For periods prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to U.S. federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City's unincorporated business tax related to taxable income allocated to New York city. As a result of the corporate reorganization and IPO, Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of income from Medley LLC at prevailing corporate tax rates.
Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands except share and per share amounts)
Statement of Operations Data:
Revenues
Management fees	$58,104	$65,496	$75,675	$61,252	$36,446
Performance fees	(1,744)	2,421	(15,685)	2,050	2,412
Other revenues and fees	9,201	8,111	7,436	8,871	5,011
Total revenues	65,561	76,028	67,426	72,173	43,869

Expenses
Compensation and benefits	27,432	27,800	26,768	20,322	13,712
Performance fee compensation	(874)	(319)	(8,049)	(1,543)	7,192
Consolidated Funds expenses	—	—	—	1,670	1,225
General, administrative and other expenses	13,045	28,540	16,836	16,312	12,655
Total expenses	39,603	56,021	35,555	36,761	34,784

Other income (expense)
Dividend income	4,327	1,304	886	886	886
Interest expense	(11,855)	(9,226)	(8,469)	(5,520)	(1,479)
Other income (expenses), net	835	(1,070)	(1,641)	(1,773)	(483)
Interest and other income of Consolidated Funds	—	—	—	71,468	52,550
Interest expense of Consolidated Funds	—	—	—	(9,951)	(2,638)
Net realized gain (loss) on investments of Consolidated Funds	—	—	—	789	(16,080)
Net change in unrealized depreciation on investments of Consolidated Funds	—	—	—	(20,557)	(3,361)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	—	—	—	1,174	(306)
Total other income (expense), net	(6,693)	(8,992)	(9,224)	36,516	29,089
Income before income taxes	19,265	11,015	22,647	71,928	38,174
Provision for income taxes	1,956	1,063	2,015	2,528	1,639
Net income	17,309	9,952	20,632	69,400	36,535
Net income attributable to non-controlling interests in Consolidated Funds	—	—	—	29,717	12,898
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	6,718	2,549	(885)	1,933	—
Net income attributable to non-controlling interests in Medley LLC	9,664	6,406	18,406	36,055	$23,637
Net income attributable to Medley Management Inc.	$927	$997	$3,111	$1,695

Per share data:
Dividends declared per Class A common stock	$0.80	$0.80	$0.60	$0.20
Net income per Class A common stock - Basic and Diluted	$0.07	$0.02	$0.46	$0.24	(1)
Weighted average shares outstanding - Basic and Diluted	5,553,026	5,804,042	6,002,422	6,000,000

(1)	Based on net income attributable to Medley Management Inc. for the period September 29, 2014 through December 31, 2014.

	As of December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
Balance Sheet Data:
Assets
Cash and cash equivalents	$36,327	$49,666	$71,688	$87,206	$5,395
Restricted cash equivalents	—	4,897	—	—	—
Investments, at fair value	56,399	31,904	16,360	9,901	10,173
Management fees receivable	14,714	12,630	16,172	15,173	8,921
Performance fees receivable	3,220	4,961	2,518	5,573	3,339
Other assets	17,262	18,311	13,015	7,058	5,021

Assets of Consolidated Funds:
Cash and cash equivalents	—	—	—	38,111	60,355
Investments, at fair value	—	—	—	734,870	453,396
Interest and dividends receivable	—	—	—	6,654	2,969
Other assets	—	—	—	3,681	436
Total assets	$127,922	$122,369	$119,753	$908,227	$550,005

Liabilities and Equity
Loans payable	$116,892	$52,178	$100,871	$100,885	$27,703
Senior unsecured debt	9,233	49,793	—	—	—
Accounts payable, accrued expenses and other liabilities	25,019	36,270	34,746	27,583	17,613
Performance fee compensation payable	111	985	1,823	11,807	16,225

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	—	—	—	5,767	1,325
Secured borrowings	—	—	—	141,135	41,178
Total liabilities	151,255	139,226	137,440	287,177	104,044

Redeemable Non-controlling Interests	53,741	30,805	—	—	—

Equity
Total stockholders' equity (deficit), Medley Management Inc.	(7,971)	(1,853)	(39)	(2,052)	—
Non-controlling interests in Consolidated Funds	—	—	—	625,548	464,475
Non-controlling interests in consolidated subsidiaries	(1,702)	(1,717)	(459)	1,526	40
Non-controlling interests in Medley LLC	(67,401)	(44,092)	(17,189)	(3,972)	—
Medley LLC members' deficit prior to reorganization	—	—	—	—	(18,554)
Total (deficit) equity	(77,074)	(47,662)	(17,687)	621,050	445,961
Total liabilities, redeemable non-controlling interests and equity	$127,922	$122,369	$119,753	$908,227	$550,005

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 included in this Form 10-K.
Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. Over the past 16 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are BDCs and one interval fund, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $2.3 billion as of December 31, 2017.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, Tac Ops, MCOF, Aspect and SMAs, have a total AUM of $2.9 billion as of December 31, 2017.
As of December 31, 2017, we had $5.2 billion of AUM, $2.3 billion in permanent capital vehicles and $2.9 billion in long-dated private funds and SMAs. Our year over year AUM decline as of December 31, 2017 was 3% and was driven in large part by income and return of capital distributions, offset in part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2017 was 26% and our compounded annual Fee Earning AUM growth rate was 19%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of December 31, 2017, we had $3.2 billion of Fee Earning AUM, $2.1 billion in permanent capital vehicles and $1.1 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
In general, our institutional investors do not have the right to withdraw capital commitments and, to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors – Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance” included in this Annual Report on Form 10-K.
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

For the years ended December 31, 2017, 86%, and 89% for the years ended December 31, 2016 and 2015 of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of March 7, 2018:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.32% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)
Strategic Capital Advisory Services, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by Sierra Income Corporation to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC.

(4)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) Management LLC.

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

(7)	Medley LLC holds 95.5% of the Class B economic interests in MCOF Management LLC.

(8)	Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor II LLC holds 100% of the outstanding Preferred Interest in Medley Seed Funding III LLC.

(9)	Medley GP Holdings LLC holds 95.5% of the Class B economic interests in each of MCOF GP LLC.

(10)
Certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

(11)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During 2017, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors — Risks Related to Our Business and Industry” included in this Annual Report on Form 10-K.
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley has not received any distributions of performance fees through December 31, 2017, other than tax distributions, a portion of which are subject to clawback. As of December 31, 2017, we accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value at the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. During the year ended December 31, 2017, we reversed $2.6 million of previously recognized performance fees. During the year ended December 31, 2016, the Company did not reverse previously recognized performance fees. During the year ended December 31, 2015, the Company reversed $24.0 million of previously recognized performance fees. Cumulative performance fee revenue recognized as of December 31, 2017, was $5.3 million.

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

Other Revenues and Fees. We provide administrative services to certain of our vehicles that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. These fees are reported within total revenues in our consolidated financial statements included in this Form 10-K.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K for additional information regarding the manner in which management fees, performance fees and other fees are generated.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $2.5 million for each of the Co-Chief Executive Officers for the years ended December 31, 2017, 2016 and 2015. During the years ended December 31, 2017, 2016 and 2015, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services, other general operating items and, in 2016 and 2015, SIC expenses under an expense support and reimbursement agreement.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%;

limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act are effective for us as of January 1, 2018.
ASC 740, Income Taxes, requires us to remeasure our deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Based on the reduction of the corporate income tax rate, we re-measured our deferred tax assets and liabilities based on the rates at which they are expected to to be utilized in the future. The impact of this change resulted in a $0.3 million decrease in our deferred tax asset balance and corresponding increase in the provision for income taxes for the year ended December 31, 2017.
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of 23,333,333 Medley LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units and, in 2017, the conversion of 320,000 restricted LLC units for an equal number of shares of Class A common stock.
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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$10,591	$7,403	$21,517
Net income per Class A common stock	$0.07	$0.02	$0.46
Net Income Margin (1)	16.2%	9.7%	31.9%
Weighted average shares - Basic and Diluted	5,553,026	5,804,042	6,002,422

Non-GAAP Data:
Core Net Income	$15,090	$25,531	$29,747
Core EBITDA	$29,226	$38,481	41,721
Core Net Income Per Share	$0.33	$0.54	$0.61
Core Net Income Margin	15.5%	21.7%	27.7%
Pro-Forma Weighted Average Shares Outstanding	30,851,882	30,689,412	30,459,958

Other Data (at period end, in millions):
AUM	$5,198	$5,335	$4,779
Fee Earning AUM	$3,158	$3,190	3,302

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.

AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	485	874	1,359
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(75)	(212)
Change in fund value (4)	(32)	22	(10)
Ending balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%
Commitments (1)	33	858	891
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(125)	(315)	(440)
Change in fund value (4)	85	32	117
Ending balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	(7)	254	247
Capital reduction (2)	(44)	—	(44)
Distributions (3)	(100)	(175)	(275)
Change in fund value (4)	(39)	(26)	(65)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%

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
AUM was $5.2 billion as of December 31, 2017 compared to $5.3 billion of AUM as of December 31, 2016. Our permanent capital vehicles decreased by $190.0 million as of December 31, 2017, primarily due to distributions and realized and unrealized losses. Our long-dated private funds and SMAs increased AUM by $53.0 million, or 2%, primarily associated with new debt commitments, partly offset by distributions as some of our vehicles are no longer in the investment period.
AUM increased by $556.0 million, or 12%, to $5.3 billion as of December 31, 2016 compared to AUM of $4.8 billion as of December 31, 2015. Our permanent capital vehicles remained consistent at $2.5 billion as of December 31, 2016. Our long-dated private funds and SMAs increased AUM by $575.0 million, or 26%, primarily associated with new capital commitments from our long-dated private funds and SMAs, partly offset by distributions by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
AUM increased by $1.1 billion, or 30%, to $4.8 billion as of December 31, 2015 compared to AUM as of December 31,

2014. Our permanent capital vehicles increased AUM by $293.0 million, or 13%, primarily associated with new equity issuances at SIC and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $804.0 million, or 56%, primarily associated with new capital commitments from our SMAs.
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
Components of Fee Earning AUM

	As of December 31,
	2017	2016
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,090	$2,207
Fee earning AUM based on capital commitments	126	113
Fee earning AUM based on invested capital or NAV	942	870
Total fee earning AUM	$3,158	$3,190
As of December 31, 2017, fee earning AUM based on gross asset value decreased by $117.0 million, compared to December 31, 2016. The decrease in fee earning AUM based on gross asset value was due primarily to distributions.
As of December 31, 2017, fee earning AUM based on capital commitments increased $13.0 million compared to December 31, 2016. The increase in fee earning AUM based on capital commitments was due to the launch of a new fund in 2017.
As of December 31, 2017, fee earning AUM based on invested capital or NAV increased by $72.0 million, or 8%, compared to December 31, 2016. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of fee earning AUM.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	383	221	604
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(95)	(232)
Change in fund value (4)	(32)	(56)	(88)
Ending balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%
Commitments (1)	22	194	216
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(126)	(285)	(411)
Change in fund value (4)	85	10	95
Ending balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	22	308	330
Capital reduction (2)	—	—	—
Distributions (3)	(100)	(178)	(278)
Change in fund value (4)	(39)	(45)	(84)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%

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
Total fee earning AUM decreased by $32.0 million, or 1%, to $3.2 billion as of December 31, 2017 compared to December 31, 2016, due primarily to distributions from all permanent capital vehicles and private funds and SMAs and realized and unrealized losses within our fund portfolios, partly offset by capital deployment by our private funds and SMAs.
Total fee earning AUM decreased by $112.0 million, or 3%, to $3.0 billion as of December 31, 2016 compared to total fee earning AUM as of December 31, 2015, due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
Total fee earning AUM increased by $243.0 million, or 8%, to $3.3 billion as of December 31, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to increased commitments from SIC and SMAs.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 353 investments and have invested a total of $2.1 billion. As of December 31, 2017, fee earning AUM was $1.2 billion. The performance for SIC as of December 31, 2017 is summarized below:

Annualized Net Total Return(1):	5.7%
Annualized Realized Losses on Invested Capital:	0.8%
Average Recovery(3):	72.6%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 208 investments and have invested a total of $2.1 billion. As of December 31, 2017, excluding Medley SBIC LP, fee earning AUM was $672 million. The performance for MCC as of December 31, 2017 is summarized below:

Annualized Net Total Return(2):	5.9%
Annualized Realized Losses on Invested Capital:	2.0%
Average Recovery(3):	45.0%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 45 investments and have invested a total of $442 million. As of December 31, 2017, fee earning AUM was $228 million. The performance for Medley SBIC fund as of December 31, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.8%
Net Investor Internal Rate of Return(5):	15.4%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 75 investments and have invested a total of $926 million. As of December 31, 2017, fee earning AUM was $324 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.7%
Net Investor Internal Rate of Return(6):	5.5%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	NM
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 43 investments and have invested a total of $186 million. As of December 31, 2017, fee earning AUM was $113 million. The performance for MOF III as of December 31, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.7%
Net Investor Internal Rate of Return(6):	6.0%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of December 31, 2017 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 171 investments and have invested a total of $962 million. As of December 31, 2017, fee earning AUM in our SMAs was $543 million. The aggregate performance of our SMAs as of December 31, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.3%
Net Investor Internal Rate of Return(7):	7.4%
Annualized Realized Losses on Invested Capital:	0.7%
Average Recovery(3):	49.5%

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2017. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of December 31, 2017, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 15.7%.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. The audited consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$58,104	$65,496	$75,675
Performance fees	(1,744)	2,421	(15,685)
Other revenues and fees	9,201	8,111	7,436
Total Revenues	65,561	76,028	67,426

Expenses
Compensation and benefits	27,432	27,800	26,768
Performance fee compensation	(874)	(319)	(8,049)
General, administrative and other expenses	13,045	28,540	16,836
Total Expenses	39,603	56,021	35,555

Other Income (Expense)
Dividend income	4,327	1,304	886
Interest expense	(11,855)	(9,226)	(8,469)
Other income (expense), net	835	(1,070)	(1,641)
Total Other Expense, Net	(6,693)	(8,992)	(9,224)
Income before income taxes	19,265	11,015	22,647
Provision for income taxes	1,956	1,063	2,015
Net Income	17,309	9,952	20,632
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	6,718	2,549	(885)
Net income attributable to non-controlling interests in Medley LLC	9,664	6,406	18,406
Net Income Attributable to Medley Management Inc.	$927	$997	$3,111

Other data (at period end, in millions):
AUM	$5,198	$5,335	$4,779
Fee earning AUM	$3,158	$3,190	$3,302
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Management Fees. Total management fees decreased by $7.4 million, or 11%, to $58.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•
Our management fees from permanent capital vehicles decreased by $9.4 million during the year ended December 31, 2017 compared to 2016. The decrease was due primarily to a decline in Part I incentive fees of $4.6 million from SIC and $4.9 million from MCC, offset in part, by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $2.0 million for the year ended December 31, 2017, compared to 2016. The increase was due primarily to an increase in base management fees from our SMAs.

Performance Fees. There was a reversal of performance fees of $1.7 million during the year ended December 31, 2017 compared to an accrual of performance fees revenue of $2.4 million in 2016. The variance was attributed primarily to reversals of previously recognized performance fees as a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.1 million, or 13%, to $9.2 million for the year ended December 31, 2017 compared to 2016. The increase was due primarily to an increase in loan administrative and transaction fees as well as administrative fees from our permanent capital vehicles and other private funds.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $0.4 million, or 1% to $27.4 million for the year ended December 31, 2017 compared to 2016. The variance was due primarily to a decrease in stock compensation expense of $1.1 million as a result of forfeited RSUs as well as lower discretionary compensation accruals of $0.3 million, partly offset by an increase in severance charges of $1.0 million.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.9 million during the year ended December 31, 2017 as compared to a reversal of performance fee compensation of $0.3 million during 2016. The variance in performance fee compensation was due primarily to changes in projected future payments of $0.9 million.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $15.5 million to $13.0 million for the year ended December 31, 2017 compared to 2016. The decrease was due primarily to a $16.1 million decrease in expense support agreement expenses related to SIC and $0.5 million decrease in professional fees. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC. The decreases in these expenses were offset, in part, by expenses related to our consolidated fund, STRF.
Other Income (Expense)
Dividend Income. Dividend income increased by $3.0 million to $4.3 million for the year ended December 31, 2017 compared to 2016. The increase was due primarily to dividend income from our investment in available for sale securities attributed to additional purchases made during 2017.
Interest Expense. Interest expense increased by $2.6 million, or 28%, to $11.9 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the year ended December 31, 2017 and 2016 was $127.8 million and $106.0 million, respectively.
Other Income (Expenses), net. Other income (expenses), net increased by $1.9 million to $0.8 million for the year ended December 31, 2017 compared to 2016. The increase was due primarily to the impact of revaluation of our revenue share payable and a nonrecurring impairment charge taken during the year ended December 31, 2016 on our investment in CK Pearl Fund LLC.
Provision for Income Taxes
Our effective income tax rate was 10.2% and 9.7% for the years ended December 31, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The increase in the effective tax rate during the year ended December 31, 2017 as compared to 2016 was due primarily to the impact of discrete items associated with the vesting and forfeiture of RSUs as well as the re-measurement our deferred tax asset balance as a result the enactment of the Tax Act offset, in part, by an increase in taxable income allocable to certain redeemable non-controlling interests which is not subject to corporate level income taxes.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $4.2 million to $6.7 million for the year ended December 31, 2017 compared to 2016. The increase was due primarily to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries as well as income allocated to SC Distributors LLC for its interests in SIC Advisors.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Management Fees. Total management fees decreased by $10.2 million, or 13%, to $65.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•
Our management fees from permanent capital vehicles decreased by $8.1 million for the year ended December 31, 2016 compared to 2015. Management fees from SIC increased by $7.6 million due to an increase in Part I incentive fees and an 16% increase in average fee earning AUM for the year ended December 31, 2016 compared to2015. Management fees from MCC decreased by $15.7 million due to a decrease in Part I incentive fees and a 14% decrease in average fee earning AUM for the year ended December 31, 2016 compared to 2015.

•
Our management fees from long-dated private funds and SMAs decreased by $2.1 million for the year ended December 31, 2016, compared to 2015. The decrease was primarily due to a decrease in origination fees, partly offset by an increase in base management fees.

Performance Fees. Performance fees increased to $2.4 million for the year ended December 31, 2016 compared to a reversal of performance fees of $15.7 million during 2015. The increase was due to an increase in SMA performance fees accrual for the year ended December 31, 2016 compared to a reversal of performance fees of MOF II and SMAs for the year ended December 31, 2015, which was the result of a decline in the underlying fund values.
Other Revenues and Fees. Other revenues and fees increased by $0.7 million, or 9%, to $8.1 million for the year ended December 31, 2016 compared to 2015. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.
Expenses
Compensation and Benefits. Compensation and benefits increased by $1.0 million, or 4% to $27.8 million for the year ended December 31, 2016 compared to 2015. The increase was due primarily to an increase in salaries, that resulted from an increase in headcount, and an increase in stock-based compensation expense, partly offset by a decrease in discretionary compensation during the year ended December 31, 2016
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.3 million during the year ended December 31, 2016 as compared to a reversal of performance fee compensation of $8.0 million during 2015. The variance in performance fee compensation was due primarily to changes in projected future payments.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $11.7 million to $28.5 million for the year ended December 31, 2016 compared to 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer be responsible for expenses under the expense support agreement relating to SIC.
Other Income (Expense)
Dividend Income. Dividend income increased by $0.4 million to $1.3 million for the year ended December 31, 2016 compared to 2015. The increase was due to dividend income from our investment in available-for-sale securities which were acquired during the year ended December 31, 2016.
Interest Expense. Interest expense increased by $0.8 million, or 9%, to $9.2 million for the year ended December 31, 2016 compared to 2015. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. Average debt outstanding during the years ended December 31, 2016 and 2015 was $106.0 million and $105.9 million, respectively.
Other Income (Expenses), net. Other expenses, net decreased by $0.6 million to $1.1 million for the year ended December 31, 2016 compared to 2015. This decrease was due primarily to changes in fair value of our investment in SIC.
Provision for Income Taxes
Our effective income tax rate was 9.7% and 8.9% for the years ended December 31, 2016 and 2015, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The increase in the effective tax rate during the year ended December 31, 2016 as compared to 2015 was primarily attributed to the variance in the reversal of performance compensation which is not included in taxable income.
 Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.4 million to $2.5 million for the year ended December 31, 2016 compared to 2015. The increase was due primarily to a reversal of MOF II performance fees for the year ended December 31, 2015, a portion of which was allocated to non-controlling interests in consolidated subsidiaries.
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

	For the Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley Management Inc.	$927	$997	$3,111
Net income attributable to non-controlling interests in Medley LLC	9,664	6,406	18,406
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$10,591	$7,403	$21,517
Reimbursable fund startup expenses	1,510	16,329	6,378
IPO date award stock-based compensation	461	2,811	2,585
Other non-core items:
Severance expense	1,184	218	303
Acceleration of debt issuance costs (1)	1,150	612	—
Other (2)	757	518	—
Income tax expense on adjustments	(563)	(2,360)	(1,036)
Core Net Income	$15,090	$25,531	$29,747
Interest expense	10,705	8,614	8,469
Income taxes	2,519	3,423	3,051
Depreciation and amortization	912	913	454
Core EBITDA	$29,226	$38,481	$41,721

Core Net Income Per Share	$0.33	$0.54	$0.61

Pro-Forma Weighted Average Shares Outstanding (3)	30,851,882	30,689,412	30,459,958

(1)
For the years ended December 31, 2017 and 2016, these amounts relate to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)
For the year ended December 31, 2017, other items consist of $0.7 million of expenses related to non-core business development activities and other expenses. For the year ended December 31, 2016, other non-core items consists of a $0.5 million impairment loss on our investment in CK Pearl Fund.

(3)
Assumes the conversion by the pre-IPO holders of 23,333,333 Medley LLC units for 23,333,333 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units and, in 2017, the conversion of 320,000 restricted LLC units for an equal number of shares of Class A common stock.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$15,090	$25,531	$29,747
Add: Income taxes	2,519	3,423	3,051
Pre-Tax Core Net Income	$17,609	$28,954	$32,798

Denominator
Class A common stock	5,553,026	5,804,042	6,002,422
Conversion of LLC Units and restricted LLC Units to Class A common stock	23,607,744	23,333,333	23,333,333
Restricted stock units	1,691,112	1,552,037	1,124,203
Pro-Forma Weighted Average Shares Outstanding	30,851,882	30,689,412	30,459,958
Pre-Tax Core Net Income Per Share	$0.57	$0.94	$1.08
Less: corporate income taxes per share (1)	(0.25)	(0.40)	(0.47)
Core Net Income Per Share	$0.33	$0.54	$0.61

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

	For the Year Ended December 31,
	2017	2016	2015
Net Income Margin	16.2%	9.7%	31.9%
Reimbursable fund startup expenses (1)	2.3%	21.5%	9.5%
IPO date award stock-based compensation (1)	0.7%	3.7%	3.8%
Other non-core items: (1)
Severance expense	1.8%	0.3%	0.4%
Acceleration of debt issuance costs	1.8%	0.8%	—%
Other	1.2%	0.7%	—%
Provision for income taxes (1)	3.0%	1.4%	3.0%
Corporate income taxes (2)	(11.5)%	(16.4)%	(20.9)%
Core Net Income Margin	15.5%	21.7%	27.7%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0% and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2017, we had $36.2 million in cash and cash equivalents.
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
As of December 31, 2017, the outstanding senior unsecured debt balance was $116.9 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.7 million.
See Note 7 "Senior Unsecured Debt" to our consolidated financial statements included in this Form 10-K for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through December 31, 2017. As of December 31, 2017, we were in compliance with the financial covenants under our Revolving Credit Facility.
Interest Rate and Fees
Borrowings under the Revolving Credit Facility bear interest, at our option, either (i) at ABR, plus an applicable margin not to exceed 0.25 percentage points, or (ii) at an adjusted LIBOR plus an applicable margin not to exceed 2.50 percentage points. In addition to paying interest on any outstanding principal under the Revolving Credit Facility, we are required to pay an unused line fee on the first day of the second month following each fiscal quarter in an amount equal to (i) if the average daily balance for the applicable fiscal quarter was less than $9.0 million, 0.50% per annum, or (ii) if the average daily balance for the applicable fiscal quarter was equal to or greater than $9.0 million, 0.25% per annum.
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
In addition, the credit agreement governing our Revolving Credit Facility contains financial covenants that requires us to maintain a Maximum Net Leverage Ratio of not greater than 5.0 to 1.0, a Total Leverage Ratio of not greater than 7.0 to 1.0, and Core EBITDA of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using our standalone financial results and include adjustments to calculate Core EBITDA.
Our Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lender under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of any amounts due under the Revolving Credit Facility and all actions permitted to be taken by a secured creditor.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature in March 2019.
See Note 6 "Loans Payable" to our consolidated financial statements included in this Form 10-K for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$12,399	$15,895	$24,063
Net cash used in investing activities	(35,203)	(18,826)	(1,373)
Net cash provided by (used in) financing activities	4,404	(14,194)	(38,208)
Net decrease in cash and cash equivalents	$(18,400)	$(17,125)	$(15,518)
 Operating Activities
Our net cash flow provided by operating activities was $12.4 million, $15.9 million and $24.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, net cash flow provided by operating activities was attributed to net income of $17.3 million, $10.0 million and $20.6 million, respectively, non-cash adjustments of $8.0 million, $6.7 million and $17.4 million, respectively, and changes in operating assets and liabilities of $(12.9) million, $(0.7) million and $(14.0) million, respectively.

Investing Activities
Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and purchases of available for sale securities. Purchases of fixed assets were $0.1 million, $1.9 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital contributions to equity method investments represented a use of cash from financing activities of $0.3 million for each of the years ended December 31, 2017 and 2016 and $1.1 million for the year ended December 31, 2015. Distributions received from equity method investments during each of the years ended December 31, 2017 and 2016 were $0.2 million and were $0.5 million for the year ended December 31, 2015. Excluding the investments held by our consolidated fund, purchases of available for sale securities were $35.0 million during the year ended December 31, 2017 and $16.8 million during the year ended December 31, 2016.
Financing Activities
Dividends paid were $5.8 million, $5.5 million and $4.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. Distributions to members and non-controlling interests were $30.0 million, $23.7 million and $32.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $23.0 million for the year ended December 31, 2017 and $17.0 million during the year ended December 31, 2016. Repurchases of Class A common stock represented a use of cash from financing activities of $3.6 million, $1.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of loans payable resulted in an outflow of cash of $44.8 million and $50.5 million for the years ended December 31, 2017 and 2016, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million for the year ended December 31, 2017 and $52.6 million for the year ended December 31, 2016.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K for a summary of our significant accounting policies.

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
Performance fees receivable is presented separately in our audited consolidated balance sheets included in this Form 10-K and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.
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
Medley Management Inc., is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates, which are reflected in our consolidated financial statements included in this Form 10-K. Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is also included in our provision for income taxes.
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
Prior to January 1, 2017, stock-based compensation expense was based on awards ultimately expected to vest and was reduced for estimated forfeitures. We estimated our forfeiture rate based on our historical experience and revised our estimate if actual forfeitures differed from our initial estimates. Effective January 1, 2017, we adopted a change in accounting policy as a result of the adoption of ASU 2016-09 to account for forfeitures in the period they occur.
Stock-based compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures, and expensed over the vesting period on a straight-line basis as a component of compensation and benefits in our consolidated statements of operations.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on us can be found in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.
See Note 9, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K for a discussion of our commitments and contingencies.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2017.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,704	$5,543	$4,862	$1,823	$14,932
Loans payable (2)	—	10,000	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,396	1,595	850	—	3,841
Capital commitments to funds (4)	336	—	—	—	336
Total	$4,436	$17,138	$5,712	$124,418	$151,704

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 6, “Loans Payable,” to our consolidated financial statements included in this Form 10-K.

(3)
We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our consolidated financial statements included in this Form 10-K. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of December 31, 2017, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2017, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $3.2 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of December 31, 2017, we calculated a $3.1 million increase in management fees for the year ended December 31, 2017. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of December 31, 2017, we calculated a $4.0 million decrease in management fees for the year ended December 31, 2017.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of December 31, 2017, we calculated a $12.5 million increase in performance fees for the year ended December 31, 2017. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of December 31, 2017, we calculated a $1.8 million decrease in performance fees for the year ended December 31, 2017.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2017, we calculated a $1.4 million increase in Part I and II incentive fees for the year ended December 31,

2017. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2017, we calculated a $0.4 million increase in Part I incentive fees for the year ended December 31, 2017.
Interest Rate Risk
As of December 31, 2017, we had $126.1 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-K. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Medley Management Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medley Management Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

New York, New York
March 29, 2018

Medley Management Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Cash and cash equivalents	$36,163	$49,666
Cash and cash equivalents of consolidated fund	164	—
Restricted cash equivalents	—	4,897
Investments, at fair value	56,399	31,904
Management fees receivable	14,714	12,630
Performance fees receivable	3,220	4,961
Other assets	17,262	18,311
Total Assets	$127,922	$122,369

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt	$116,892	$49,793
Loans payable	9,233	52,178
Accounts payable, accrued expenses and other liabilities	25,130	37,255
Total Liabilities	151,255	139,226

Commitments and Contingencies (Note 9)

Redeemable Non-controlling Interests	53,741	30,805

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,235,332 and 6,042,050 issued as of December 31, 2017 and 2016, respectively; 5,481,068 and 5,809,130 outstanding as of December 31, 2017 and 2016, respectively	55	58
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	2,820	3,310
Accumulated other comprehensive (loss) income	(1,301)	33
Accumulated deficit	(9,545)	(5,254)
Total stockholders' deficit, Medley Management Inc.	(7,971)	(1,853)
Non-controlling interests in consolidated subsidiaries	(1,702)	(1,717)
Non-controlling interests in Medley LLC	(67,401)	(44,092)
Total deficit	(77,074)	(47,662)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$127,922	$122,369

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Management fees (includes Part I incentive fees of $4,874, $14,209 and $21,487, respectively)	$58,104	$65,496	$75,675
Performance fees	(1,744)	2,421	(15,685)
Other revenues and fees	9,201	8,111	7,436
Total Revenues	65,561	76,028	67,426

Expenses
Compensation and benefits	27,432	27,800	26,768
Performance fee compensation	(874)	(319)	(8,049)
General, administrative and other expenses	13,045	28,540	16,836
Total Expenses	39,603	56,021	35,555

Other Income (Expense)
Dividend income	4,327	1,304	886
Interest expense	(11,855)	(9,226)	(8,469)
Other income (expense), net	835	(1,070)	(1,641)
Total Other Expense, Net	(6,693)	(8,992)	(9,224)
Income before income taxes	19,265	11,015	22,647
Provision for income taxes	1,956	1,063	2,015
Net Income	17,309	9,952	20,632
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	6,718	2,549	(885)
Net income attributable to non-controlling interests in Medley LLC	9,664	6,406	18,406
Net Income Attributable to Medley Management Inc.	$927	$997	$3,111
Dividends declared per share of Class A common stock	$0.80	$0.80	$0.60

Net Income Per Share of Class A Common Stock:
Basic (Note 11)	$0.07	$0.02	$0.46
Diluted (Note 11)	$0.07	$0.02	$0.46
Weighted average shares outstanding - Basic and Diluted	5,553,026	5,804,042	6,002,422

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net Income	$17,309	$9,952	$20,632
Other Comprehensive Income:
Change in fair value of available-for-sale securities (net of income tax benefit of $0.9 million for Medley Management Inc. and $0.3 million for non-controlling interests in Medley LLC for the year ended December 31, 2017, respectively)	(10,305)	194	—
Total Comprehensive Income	7,004	10,146	20,632
Comprehensive income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	6,690	2,577	(885)
Comprehensive income attributable to non-controlling interests in Medley LLC	721	6,539	18,406
Comprehensive (Loss) Income Attributable to Medley Management Inc.	$(407)	$1,030	$3,111

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statement of Changes in Equity
(Amounts in thousands, except share and per share amounts)

	Non-controlling Interests in Consolidated Funds	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Equity (Deficit)
		Shares	Dollars	Shares	Dollars
Balance at December 31, 2014	$625,548	6,000,000	$60	100	$—	$(2,384)	$—	$272	$1,526	$(3,972)	$621,050
Deconsolidation of MOF I LP	(15,321)	—	—	—	—	—	—	—	—	—	(15,321)
Deconsolidation of MOF II LP	(610,227)	—	—	—	—	—	—	—	—	—	(610,227)
Net income	—	—	—	—	—	—	—	3,111	(885)	18,406	20,632
Stock-based compensation	—	—	—	—	—	3,052	—	—	—	—	3,052
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	—	(4,113)	—	—	(4,113)
Excess tax benefit from dividends paid to RSU holders	—	—	—	—	—	64	—	—	—	21	85
Issuance of Class A common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	—	10,646	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	(16,705)	—	—	—	(101)	—	—	—	—	(101)
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(1,100)	(31,644)	(32,744)
Balance at December 31, 2015	—	5,993,941	60	100	—	631	—	(730)	(459)	(17,189)	(17,687)
Net income	—	—	—	—	—	—	—	997	(16)	6,406	7,387
Change in fair value of available-for-sale securities, net of taxes	—	—	—	—	—	—	33	—	—	133	166
Stock-based compensation	—	—	—	—	—	3,811	—	—	—	—	3,811
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	—	(5,521)	—	—	(5,521)
Excess tax benefit from dividends paid to RSU holders	—	—	—	—	—	64	—	—	—	20	84
Issuance of Class A common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	—	31,404	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	(216,215)	(2)	—	—	(1,196)	—	—	—	—	(1,198)
Contributions	—	—	—	—	—	—	—	—	12	—	12
Distributions	—	—	—	—	—	—	—	—	(1,547)	(21,115)	(22,662)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	(41)	(12,155)	(12,196)
Issuance of non-controlling interests, at fair value	—	—	—	—	—	—	—	—	334	(192)	142
Balance at December 31, 2016	—	5,809,130	58	100	—	3,310	33	(5,254)	(1,717)	(44,092)	(47,662)
Cumulative effect of accounting change due to the adoption of ASU 2016-09	—	—	—	—	—	1,039	—	(120)	—	(801)	118
Net income	—	—	—	—	—	—	—	927	16	9,664	10,607
Change in fair value of available-for-sale securities, net of income tax benefit	—	—	—	—	—	—	(1,334)	—	—	(8,943)	(10,277)
Stock-based compensation	—	—	—	—	—	2,770	—	—	—	—	2,770
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Reclass of cumulative dividends on forfeited RSUs to compensation and benefits expense	—	—	—	—	—	—	—	668	—	—	668
Issuance of Class A common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	—	193,282	2	—	—	(715)	—	—	—	—	(713)
Repurchases of Class A common stock	—	(521,344)	(5)	—	—	(3,584)	—	—	—	—	(3,589)
Distributions	—	—	—	—	—	—	—	—	(1)	(23,229)	(23,230)
Balance at December 31, 2017	$—	5,481,068	$55	100	$—	$2,820	$(1,301)	$(9,545)	$(1,702)	$(67,401)	$(77,074)

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$17,309	$9,952	$20,632
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,770	3,811	3,052
Amortization of debt issuance costs	1,579	1,018	545
Accretion of debt discount	1,126	958	776
Provision for (benefit from) deferred taxes	424	(267)	(904)
Depreciation and amortization	911	913	454
Net change in unrealized depreciation (appreciation) on investments	554	(27)	885
(Income) loss from equity method investments	(41)	93	12,578
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	668	—	—
Other non-cash amounts	(13)	169	—
Changes in operating assets and liabilities:
Management fees receivable	(2,084)	3,542	(999)
Performance fees receivable	1,741	(2,443)	3,055
Distributions of income received from equity method investments	629	1,475	—
Other assets	1,674	(1,617)	(4,915)
Accounts payable, accrued expenses and other liabilities	(12,249)	(1,682)	(11,096)
Cash and cash equivalents of consolidated fund	(164)	—	—
Investments of consolidated fund	(2,005)	—	—
Other assets of consolidated fund	(665)	—	—
Other liabilities of consolidated fund	235	—	—
Net cash provided by operating activities	12,399	15,895	24,063
Cash flows from investing activities
Purchases of fixed assets	(73)	(1,935)	(795)
Capital contributions to equity method investments	(322)	(279)	(1,074)
Distributions received from equity method investment	172	203	496
Purchases of investments	(34,980)	(16,815)	—
Net cash used in investing activities	(35,203)	(18,826)	(1,373)
Cash flows from financing activities
Repayments of loans payable	(44,800)	(50,513)	(1,250)
Proceeds from issuance of senior unsecured debt	69,108	52,588	—
Capital contributions from redeemable non-controlling interests	23,000	17,022	—
Distributions to members and non-controlling interests	(29,968)	(23,656)	(32,744)
Debt issuance costs	(2,868)	(2,916)	—
Dividends paid	(5,766)	(5,521)	(4,113)
Repurchases of Class A common stock	(3,589)	(1,198)	(101)
Payments for taxes related to net share settlement of equity awards	(713)	—
Net cash provided by (used in) financing activities	4,404	(14,194)	(38,208)
Net decrease in cash, cash equivalents and restricted cash equivalents	(18,400)	(17,125)	(15,518)
Cash, cash equivalents and restricted cash equivalents, beginning of year	54,563	71,688	87,206
Cash, cash equivalents and restricted cash equivalents, end of year	$36,163	$54,563	$71,688

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheets to the total of such amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$36,163	$49,666	$71,688
Restricted cash equivalents	—	4,897	—
Total cash, cash equivalents and restricted cash equivalents	$36,163	$54,563	$71,688

Supplemental cash flow information
Interest paid	$8,664	$7,992	$6,576
Income taxes paid	933	2,085	4,982
Supplemental disclosure of non-cash investing and financing activities
Investment in MOF I LP attributed to deconsolidation	$—	$—	$1,768
Investment in MOF II LP attributed to deconsolidation	—	—	10,474
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of ASU 2016-09 (Note 2)	118	—	—
Reclassification of redeemable non-controlling interest (Note 14)	—	12,155	—
Fixed assets	—	2,293	—
Issuance of non-controlling interest, at fair value	—	192	—
Change in fair value of available-for-sale securities, net of income tax benefit	10,306	—	—

See accompanying notes to consolidated financial statements

Medley Management Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION
Medley Management Inc. is an alternative asset management firm offering yield solutions to retail and institutional investors. The Company's national direct origination franchise provides capital to the middle market in the United States of America. Medley Management Inc., through its consolidated subsidiary, Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City.
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
The pre-IPO owners were, subject to limited exceptions, prohibited from transferring any LLC Units held by them or any shares of Class A common stock received upon exchange of such LLC Units, until September 29, 2017, which was the third anniversary of the date of the closing of the IPO, without the Company’s consent. Thereafter and prior to the fourth and fifth anniversaries of the closing of the IPO, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefore, without the Company’s consent.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”).

Medley Management Inc.
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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 18.7% and 81.3%, respectively, as of December 31, 2017 and 19.9% and 80.1%, respectively, as of December 31, 2016. Net income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.

Medley Management Inc.
Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, Medley LLC had four majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of December 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. As of December 31, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $51.7 million and $22.8 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of December 31, 2017, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its consolidated financial statements.
The condensed balance sheet of STRF as of December 31, 2017 is presented in the table below (in thousands).

As of December 31, 2017
Assets
Cash and cash equivalents	$164
Investments, at fair value	2,005
Other assets	1,698
Total assets	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$1,744
Equity	2,123
Total liabilities and equity	$3,867
The Company's consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the year ended December 31, 2017, the fund did not generate any significant income or losses from operations.
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
As of December 31, 2017, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2016, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $5.1 million, receivables of $1.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2017, the Company’s maximum exposure to losses from these entities is $7.2 million.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Redeemable Non-Controlling Interests
Redeemable non-controlling interests represents interests of certain third parties that are not mandatorily redeemable but redeemable for cash or other assets at a fixed or determinable price or a fixed or determinable date, at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. These interests are classified in the mezzanine section of the Company's consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits during the years ended December 31, 2017 and 2016. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing any losses with respect to such balances.
Restricted Cash Equivalents
Restricted cash equivalents consist of cash held at one of the Company's subsidiaries which was contributed by the Company and third-party investors, and could only be used to purchase investments in new and existing Medley managed funds.
Investments
Investments include equity method investments that are not consolidated but over which the Company exerts significant influence. The Company measures the carrying value of its public non-traded equity method investment at Net Asset Value ("NAV") per share. The Company measures the carrying value of its privately-held equity method investments by recording its share of the underlying income or loss of these entities.
Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investments is reflected as a component of other income (expense), net in the consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Medley Management Inc.
Notes to Consolidated Financial Statements

The carrying amounts of equity method investments are reflected in investments in the consolidated balance sheets. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
For presentation in its consolidated statements of cash flows, the Company treats distributions received from certain equity method investments using the cumulative earnings approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.
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
The Company calculates depreciation expense for furniture, fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straightline basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other income (expense), net in the consolidated statements of operations.
Debt Issuance Costs
Debt issuance costs represent direct costs incurred in obtaining financing and are amortized over the term of the underlying debt using the effective interest method. Debt issuance costs associated with the Company’s revolving credit facility are presented as a deferred charge and are included as a component of other assets on the Company's consolidated balance sheets. Debt issuance costs associated with the Company’s senior unsecured debt are presented as a direct reduction in the carrying value of such debt, consistent with the presentation of debt discount. Amortization of debt issuance costs is included as a component of interest expense in the Company's consolidated statement of operations.
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
Certain management agreements also provide for Medley to receive Part I incentive fee revenue derived from net investment income (excluding gains and losses) above a hurdle rate. As it relates to Medley Capital Corporation (“MCC”), these fees are subject to netting against realized and unrealized losses. Part I incentive fees are paid quarterly and are recognized as earned in the period the services are provided.

Medley Management Inc.
Notes to Consolidated Financial Statements

Performance Fees
Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated as of that date (Method 2 of ASC 605, Revenue Recognition, revenue based on a formula). Accordingly, the amount recognized in the Company's consolidated financial statements reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the investment performance of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. During the year ended December 31, 2017, the Company recorded reversals of $2.6 million of previously recognized performance fees. During the year ended December 31, 2016, the Company did not reverse previously recognized performance fees. During the year ended December 31, 2015, the Company reversed $24.0 million of previously recognized performance fees. As of December 31, 2017, the Company recognized cumulative performance fees of $5.3 million.
Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2017, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2017, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Revenues and Fees
Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective underlying agreements. These fees are recognized as revenue in the period administrative services are rendered. Medley also acts as the administrative agent on certain deals for which Medley may earn loan administration fees and transaction fees. These fees are recognized as revenue over the period to which the fees directly relate.
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
Prior to January 1, 2017, the fair value of the awards were amortized on a straight line basis over the requisite service period as stock based compensation expense and was reduced for the impact of estimated forfeitures. The Company estimated forfeitures based on its historical experience and revised its estimate if actual forfeitures differed from its initial estimates. Effective January 1, 2017, the Company adopted a change in accounting policy as a result of the adoption of ASU 2016-09 to account for forfeitures as they occur. As such, stock based compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures in the period they occur, and expensed over the requisite service period on a straight-line basis as a component of compensation and benefits on the Company's consolidated statements of operations.

Medley Management Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of provision for income taxes. For interim periods, the Company accounts for income taxes based on its estimate of the effective tax rate for the year. Discrete items and changes in its estimate of the annual effective tax rate are recorded in the period they occur.
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
Class A Earnings per Share
The Company computes and presents earnings per share using the two-class method. Under the two-class method, the Company allocates earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, the Company reduces its reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to Class A common stockholders. Earnings are then divided by the weighted average number of Class A common stock outstanding to arrive at basic earnings per share. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. Participating securities consist of the Company's unvested restricted stock units that contain non-forfeitable rights to dividend equivalent payments, whether paid or unpaid, in the number of shares outstanding in its basic and diluted calculations.
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
Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation are recognized within provision for income taxes. Under prior guidance, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized in the provision for income taxes only to the extent they exceeded the pool of excess tax benefits. In addition, under the new guidance, excess tax benefits are classified as cash flows from operating activities, and cash withheld by the Company for employees' withholding taxes are classified as cash flows from financing activities on its consolidated statements of cash flows. In connection with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, instead of utilizing an estimated forfeiture rate assumption. The change in accounting for forfeitures was applied on a modified retrospective basis by means of a cumulative-effect adjustment to equity. As of January 1, 2017, retained earnings and non-controlling interests in Medley LLC decreased by $0.1 million and $0.8 million, respectively, additional paid in capital increased by $1.0 million and a deferred tax asset was recorded in the amount of $0.1 million to reflect the change in accounting principle.

Medley Management Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and since then, has issued several amendments intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard, both at transition and on an ongoing basis. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this, entities will apply a five step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
This guidance is effective for the Company beginning on January 1, 2018 and entities have the option of adopting this guidance using either a full retrospective or a modified retrospective approach. The Company has adopted this guidance as of January 1, 2018 using the modified retrospective method. Under this method, the Company will recognize the cumulative-effect of adoption of this guidance as an adjustment to retained earnings as of January 1, 2018, as further described below, but will not restate prior periods presented in its consolidated financial statements.
Effective January 1, 2018, the Company’s current policy of recognizing performance fees earned from certain funds and separately managed accounts, which do not represent a capital allocation to the general partner or investment manager will change. Currently such fees are being recognized on a hypothetical liquidation basis as of each reporting date (Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula). Effective January 1, 2018, the Company will not be able to recognize such fees until such time that it is probable that a significant reversal in cumulative performance fees will not occur in the future. For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company will effect a change in accounting policy and account for them under ASC 323, Investments - Equity Method and Joint Ventures. As such, these types of performance fees will not be in the scope of ASU 2014-09 and its related amendments. The Company expects that the pattern and amount of recognition under this new policy will not differ materially from the Company’s historical recognition of such fees, however the presentation and disclosure of such fees and the income from capital allocations related to these fees will be altered. The change in accounting policy for performance fees earned which represent a capital allocation to the general partner or investment manager will be retrospectively applied.
Additionally, as of the date of adoption, the Company will no longer be deferring reimbursable organizational, offering and other pre-launch costs associated with a fund’s formation. Effective January 1, 2018, the Company will be expense such costs as incurred until the respective fund commences operations and receives third party committed capital. Reimbursements for these costs will be recognized as a component of other revenues in the Company’s consolidated statements of operations when received.
As a result of the adoption of this new guidance, the Company expects to record a cumulative effect decrease to equity by approximately $3.7 million, pre-tax, as of January 1, 2018, which relates to certain performance fee revenue that would not have met the “probable that significant reversal will not occur” criteria of $3.0 million and the reversal of reimbursable fund formation costs which were deferred on the Company’s consolidated balance sheet of $0.7 million. Also, certain reimbursable costs incurred on behalf of the Company's funds that were previously presented net in the Company's consolidated statements of operations will be presented on a gross basis beginning January 1, 2018. The Company is currently in the final stages of implementing this new guidance which includes finalization of its documentation over the adoption of this new guidance. The Company does not expect any significant changes from the way it previously recognized management and incentive fees as the result of its adoption of ASU 2014-09 or its change in accounting policy for performance fees earned which represent a capital allocation to the general partner or investment manager.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. This new guidance became effective for the Company on January 1, 2018. Under this new guidance, changes in the fair value of available-for-sale securities will no longer be classified in the Company's consolidated statements of comprehensive income but rather as a component of other income (expense), net in its consolidated statements of operations. As a result of the adoption of this ASU, on January 1, 2018, the Company reclassed $1.3 million of cumulative unrealized losses, net of income tax benefit, from accumulated other comprehensive (loss) income to accumulated deficit on the Company's consolidated balance sheet. The adoption of this ASU may have a significant impact to the consolidated statements of operations going forward as any changes to the fair value of our available-for-sale securities will now be reflected within other income in the Company's consolidated statements of operations.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This guidance clarifies when changes to share-based payment awards must be accounted for as modifications. The guidance requires an entity to apply modification accounting guidance if the value, vesting conditions or classification of the award changes but will provide relief to entities that make non-substantive changes to their share-based payment awards. This new guidance became effective for the Company on January 1, 2018. The Company has evaluated the impact of adopting this standard on its consolidated financial statements, and it did not have a significant impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income (OCI) as a result of tax reform to retained earnings. The final guidance gives entities the option to reclassify these amounts, but requires new disclosures, regardless of whether they elect to do so. An entity can apply this new guidance either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items in accumulated OCI are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.
3. INVESTMENTS
Investments consist of the following:

	As of December 31,
	2017	2016
	(Amounts in thousands)
Equity method investments, at fair value	$13,903	$14,895
Investment in available-for-sale securities	40,491	17,009
Investments of consolidated fund	2,005	—
Total investments, at fair value	$56,399	$31,904
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other income (expense) in the consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expense), net on the consolidated statement of operations. There were no impairment losses recorded during the year ended December 31, 2015.
As of December 31, 2017 and 2016, the Company’s carrying value of its equity method investments was $13.9 million and $14.9 million, respectively. The Company's equity method investment in shares of Sierra Income Corporation (“SIC”), a related party, were $8.5 million and $9.0 million as of December 31, 2017 and 2016, respectively. The remaining balance as of December 31, 2017 and 2016 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”) and CK Pearl Fund, LP.

Medley Management Inc.
Notes to Consolidated Financial Statements

The entities in which the Company's investments are accounted for under the equity method, other than CK Pearl Fund, L.P., are considered to be related parties.
 Investment in available-for-sale securities
The Company's investment in shares of Medley Capital Corporation ("MCC") is classified as available-for-sale securities. As of December 31, 2017 and 2016, the Company’s carrying value of its investment in shares of MCC, a related party, was $40.5 million and $17.0 million, respectively, and consisted of 7,756,938 and 2,264,892 shares, respectively. The Company measures the carrying value of its investment in MCC at fair value based on the quoted market price on the exchange on which its shares trade. As of December 31, 2017, cumulative unrealized losses in non-controlling interests in Medley LLC and accumulated other comprehensive income (loss), net of income tax benefit on the Company's consolidated balance sheets was $8.8 million, and $1.3 million respectively. As of December 31, 2017, there were no cumulative unrealized gains or losses included in the balance of redeemable non-controlling interests.
Investments of consolidated fund
Medley measures the carrying value of its investments held by its consolidated fund at fair value. As of December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of investments in senior secured loans. The change in Investments of consolidated fund per the Company's consolidated statements of cash flows represents approximately $2.5 million in purchases offset by approximately $0.5 million of sales. See Note 4 "Fair Value Measurements" for more information.
4. FAIR VALUE MEASUREMENTS
The Company follows the guidance set forth in ASC 820 for measuring the fair value of investments in available-for-sale securities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

•	Level I – Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level II – Valuations based on inputs other than quoted prices in active markets included in Level I, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non- active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•
Level III – Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets and liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

Medley Management Inc.
Notes to Consolidated Financial Statements

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value (in thousands):

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in available-for-sale securities	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496

	As of December 31, 2016
	Level I	Level II	Level III	Total
Assets
Investment in available-for-sale securities	$17,009	$—	$—	$17,009
Total Assets	$17,009	$—	$—	$17,009
The Company’s investment in available-for-sale securities consist of shares of MCC. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the year ended December 31, 2017.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy at December 31, 2017 (in thousands):

	Level III Financial Assets as of December 31, 2017
	Balance at December 31, 2016	Purchases	Transfers In or (Out) of Level III	Sale of Level III Assets	Balance at December 31, 2017
Investments of consolidated fund	$—	$1,894	$—	$(324)	$1,570
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2017.
There were no financial instruments classified as Level II or Level III as of December 31, 2016 and there were no transfers between levels in the fair value hierarchy during the year ended December 31, 2016.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
The Company's Investments of consolidated fund are accounted for under a manner consistent with trading securities as STRF is considered an investment company under ASC 946 for standalone reporting purposes, and its investments are therefore also treated in a manner consistent with trading securities.

Medley Management Inc.
Notes to Consolidated Financial Statements

5. OTHER ASSETS
Other assets consist of the following:

	As of December 31,
	2017	2016
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $2,370 and $1,816, respectively	$4,160	$4,998
Security deposits	1,975	1,975
Administrative fees receivable (Note 10)	1,903	2,068
Deferred tax assets (Note 12)	2,777	2,001
Due from affiliates (Note 10)	2,979	2,133
Prepaid expenses and taxes	1,353	3,078
Other assets, excluding assets of consolidated fund	1,450	2,058
Other assets of consolidated fund	665	—
Total other assets	$17,262	$18,311
6. LOANS PAYABLE
Loans payable consist of the following:

	As of December 31,
	2017	2016
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,207 at December 31, 2016	$—	$43,593
Non-recourse promissory notes, net of unamortized discount of $767 and $1,415, respectively	9,233	8,585
Total loans payable	$9,233	$52,178
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank, which was amended in August 2015, May 2016 and September 2017 (as amended, the “Revolving Credit Facility”). Pursuant to the terms of the amendment in September 2017 ("the Amendment"), the maturity date was extended to March 31, 2020. The Amendment also provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the year ended December 31, 2017, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of December 31, 2017.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility, for the year ending December 31, 2017, 2016 and 2015 was $1.6 million, $6.7 million, and $7.0 million, respectively.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $1.4 million for each of the years ended December 31, 2017, 2016 and 2015. The fair value of the outstanding balance of the notes was $10.1 million and $10.2 million as of December 31, 2017 and 2016, respectively.
Contractual Maturities of Loans Payable
As of December 31, 2017, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of December 31,
	2017	2016
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,266 and $3,802, respectively	$50,329	$49,793
2024 Notes, net of unamortized premium and debt issuance costs of $2,437 at December 31, 2017	66,563	—
Total senior unsecured debt	$116,892	$49,793
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $53.1 million as of December 31, 2017.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $4.0 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used

Medley Management Inc.
Notes to Consolidated Financial Statements

to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $69.6 million as of December 31, 2017.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $4.9 million for the year ended December 31, 2017.
8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of December 31,
	2017	2016
	(Amounts in thousands)
Accrued compensation and benefits	$6,835	$7,978
Due to affiliates (Note 10)	7,315	15,043
Revenue share payable (Note 9)	3,841	6,472
Accrued interest	1,294	558
Professional fees	1,366	1,527
Deferred rent	2,506	2,833
Deferred tax liabilities (Note 12)	92	202
Performance fee compensation	111	985
Accounts payable and other accrued expenses	1,535	1,657
Liabilities of consolidated fund	235	—
Total accounts payable, accrued expenses and other liabilities	$25,130	$37,255

9. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $2.4 million, $2.5 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017. future minimum rental payments under non-cancelable leases are as follows (in thousands):

2018	$2,704
2019	2,710
2020	2,833
2021	2,431
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$14,932

During the first quarter of 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. The Company estimates the associated one-time costs to be approximately $2.6 million, primarily related to certain severance costs. The Company anticipates that most of these charges will be recognized during the first and second quarters of 2018. At this time, the Company does not anticipate a material change in overall headcount upon completion of the consolidation.

Medley Management Inc.
Notes to Consolidated Financial Statements

Capital Commitments to Funds
As of December 31, 2017 and 2016, the Company had aggregate unfunded commitments of $0.3 million and $0.5 million, respectively, to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of December 31, 2017 and 2016, this obligation amounted to $3.8 million and $6.5 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.
One of the Company's subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are MCC and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which MCC and MOF II are diligently prosecuting.
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.
Medley LLC, MCC, and MOF II were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., The MacFarlane Group, LLC, Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Oakmont Funding, Inc., Dinero Investments, Inc., Chieftain Funding, Inc., Dant Holdings, Inc., DHI Computing Service, Inc., Smith Haynes & Watson, LLC, Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). MOF II and MCC were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”) (together with Class Action 1, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against MOF II, Medley LLC, and MCC (in Class Action 1), and the claims against MOF II and MCC (in Class Action 2), allege that those defendants in each respective action exercised control over American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by MOF II in 2011. American Web Loan

Medley Management Inc.
Notes to Consolidated Financial Statements

repaid the loan from MOF II in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1; in Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. Medley LLC and MCC never made any loans or provided financing to, or had any other relationship with, American Web Loan. MOF II, Medley LLC, and MCC are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. MOF II, Medley LLC, and MCC believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
10. RELATED PARTY TRANSACTIONS
Substantially all of Medley’s revenue is earned through agreements with its non-consolidated funds for which it collects management and performance fees for providing investment and management services.
Expense Support and Reimbursement Agreement
From June 2012 through December 2016, Medley was party to an Expense Support and Reimbursement Agreement (“ESA”) with SIC. During the term of the ESA, which expired on December 31, 2016, Medley agreed to pay up to 100% of SIC's operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC had a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC met certain financial levels. ESA expenses are recorded within general, administrative, and other expense on the consolidated statements of operations. There was no outstanding balance due to SIC under the ESA agreement as of December 31, 2017. As of December 31, 2016 there was $7.9 million due to SIC under the ESA agreement. This amount was included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets. During the years ended December 31, 2016 and 2015, Medley recorded $16.1 million and $6.4 million, respectively, of ESA expenses under this agreement.
Administration Agreement
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
Additionally, Medley has entered into administration agreements with other entities that it manages (the “Funds Admin Agreements”), whereby Medley agreed to provide administrative services necessary for the operations of these other vehicles. These other entities agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of these other vehicles' officers and their respective staffs.
Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's consolidated balance sheets.
Total revenues recorded under these agreements for the years ended December 31, 2017, 2016 and 2015 are reflected in the table below:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
MCC Admin Agreement	$3,799	$3,935	$3,973
SIC Admin Agreement	3,031	2,848	2,142
Funds Admin Agreements	1,264	893	218
Total administrative fees from related parties	$8,094	$7,676	$6,333

Medley Management Inc.
Notes to Consolidated Financial Statements

Amounts due from related parties under these agreements are reflected in the table below:

	As of December 31,
	2017	2016
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$867	$916
Amounts due from SIC under the SIC Admin Agreement	696	851
Amounts due from entities under the Funds Admin Agreements	340	301
Total administrative fees receivable	$1,903	$2,068
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through December 31, 2017.
11. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net income per share of Class A common stock using the two-class method for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net income per share:
Numerator
Net income attributable to Medley Management Inc.	$927	$997	$3,111
Less: Allocation to participating securities	(551)	(892)	(353)
Net income available to Class A common stockholders	$376	$105	$2,758

Denominator
Weighted average shares of Class A common stock outstanding	5,553,026	5,804,042	6,002,422
Net income per Class A share	$0.07	$0.02	$0.46
The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units which reduces net income available to common stockholders.

Medley Management Inc.
Notes to Consolidated Financial Statements

The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 23,653,333 in 2017 and 23,333,333 LLC Units in 2016 and 2015, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that we declared on our common stock since completion of our initial public offering.

Declaration Dates	Payment Dates	Per Share
Year ended December 31, 2015
March 29, 2015	May 6, 2015	$0.20
August 10, 2015	September 4, 2015	0.20
November 12, 2015	December 4, 2015	0.20
February 6, 2016	March 4, 2016	0.20
Total		$0.80

Year ended December 31, 2016
May 10, 2016	June 2, 2016	$0.20
August 9, 2016	September 6, 2016	0.20
November 10, 2016	December 5, 2016	0.20
February 9, 2017	March 6, 2017	0.20
Total		$0.80

Year ended December 31, 2017
May 10, 2017	May 31, 2017	$0.20
August 8, 2017	September 6, 2017	0.20
November 8, 2017	December 6, 2017	0.20
Total		$0.60
12. INCOME TAXES
The provision for (benefit from) income taxes consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Current
Federal	$581	$272	$1,546
State and local	951	1,058	1,373
Total current provision	1,532	1,330	2,919

Deferred
Federal	446	158	(454)
State and local	(22)	(425)	(450)
Total deferred provision	424	(267)	(904)
Provision for Income Taxes	$1,956	$1,063	$2,015
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of the Company's deferred tax assets and liabilities included on its consolidated balance sheet are as follows:

Medley Management Inc.
Notes to Consolidated Financial Statements

	As of December 31,
	2017	2016
	(Amounts in thousands)
Deferred tax assets
Tax goodwill	$557	$605
Basis difference in partnership interest	851	417
Unrealized losses	378	44
Stock-based compensation	173	216
New York City unincorporated business tax credit carryforward	700	512
Other items	118	207
Total deferred tax assets	2,777	2,001
Deferred tax liabilities
Accrued fee income	89	147
Other items	3	55
Total deferred tax liabilities	92	202
Net deferred tax assets	$2,685	$1,799
The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the years ended December 31, 2017, 2016 and 2015, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2017, 2016 and 2015 are as follow:

	For the Years Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Income allocated to non-controlling interests	(29.8)%	(28.9)%	(26.8)%
State and local corporate income taxes	0.8%	1.2%	1.0%
Partnership unincorporated business tax	2.5%	4.2%	1.7%
Permanent differences	(0.6)%	—%	(2.9)%
Impact of U.S. tax reform (Tax Cuts and Jobs Act)	1.4%	—%	—%
Non-deductible stock-based compensation	2.0%	—%	—%
Other	(0.1)%	(0.8)%	1.9%
Effective tax rate	10.2%	9.7%	8.9%
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act are effective for the Company as of January 1, 2018.
ASC 740, Income Taxes, requires the Company to remeasure its deferred tax assets and liabilities as of the date of enactment, with the resulting tax impact accounted for in the reporting period of enactment. Based on the reduction of the corporate income tax rate, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to to be utilized in the future. The impact of this change resulted in a $0.3 million decrease in the Company's deferred tax asset balance and corresponding increase in the provision for income taxes for the year ended December 31, 2017.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the years ended December 31, 2017, 2016 and 2015. As of and during the years ended December 31, 2017, 2016 and 2015, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary

Medley Management Inc.
Notes to Consolidated Financial Statements

jurisdictions in which the Company operates in are the United States, New York, New York City, and California. The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2014.
13. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $5.0 million during each of the years ended December 31, 2017, 2016 and 2015. During the years ended December 31, 2017, 2016 and 2015, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recorded a reversal of performance fee compensation expense of $0.9 million, $0.3 million and $8.0 million, respectively. As of December 31, 2017 and 2016, total performance fee compensation payable for these awards was $0.1 million and $1.0 million, respectively, and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016 the Company's outstanding liability to the plan was $0.5 million.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of December 31, 2017, there were 2.5 million awards available to be granted under the Plan.
The fair value of RSUs granted under the Plan is determined to be the fair value of the underlying shares on the date of grant. The fair value of restricted LLC Units of Medley LLC is based on the public share price of MDLY at date of grant, adjusted for

Medley Management Inc.
Notes to Consolidated Financial Statements

different distribution rights. The aggregate fair value of these awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years.
Stock-based compensation was $2.8 million, $3.8 million and $3.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
A summary of RSU and restricted LLC units activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,197,915	$17.91	—	$—
Granted	188,404	9.96	—	—
Forfeited	(244,868)	17.99	—	—
Vested	(10,647)	18.00	—	—
Balance at December 31, 2015	1,130,804	$16.56	—	$—
Granted	597,283	5.89	—	—
Forfeited	(44,200)	17.24	—	—
Vested	(31,404)	6.05	—	—
Balance at December 31, 2016	1,652,483	$12.88	—	$—
Granted	513,838	9.17	320,000	11.67
Forfeited	(404,456)	13.51	—	—
Vested	(310,472)	17.29	—	—
Balance at December 31, 2017	1,451,393	$10.44	320,000	$11.67
The fair value of RSUs vested during the year ended December 31, 2017 was $1.9 million. The vesting of 310,472 restricted stock units resulted in the issuance of 193,282 Class A common shares, as the restricted stock units were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total tax obligations amounted to $0.7 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During the year ended December 31, 2017, $2.7 million of previously recognized compensation was reversed relating to forfeited RSUs. In addition, during the year ended December 31, 2017, the Company reclassified cumulative dividends of $0.7 million from retained earnings to other compensation expense as a result of such forfeited RSUs. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of December 31, 2017 was $12.5 million and is expected to be recognized over a weighted average period of 3.2 years.
14. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the years ended December 31, 2017 and 2016 are reflected in the table below:

	For the Years Ended December 31,
	2017	2016
	(Amounts in thousands)
Beginning balance	$30,805	$—
Net income attributable to redeemable non-controlling interests in consolidated subsidiaries	6,702	2,565
Contributions	23,000	17,010
Distributions	(6,738)	(994)
Change in fair value of available-for-sale securities	(28)	28
Reclassification of redeemable non-controlling interest	—	12,196
Ending balance	$53,741	$30,805

Medley Management Inc.
Notes to Consolidated Financial Statements

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. During the year ended December 31, 2017, net income allocated to this non-controlling interest was $4.4 million, and distributions paid were $4.3 million, respectively. As of December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.5 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of June 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $40.6 million and $17.5 million as of December 31, 2017 and 2016, respectively. Total contributions to the Joint Venture amounted to $53.8 million and $16.8 million through December 31, 2017 and 2016, respectively, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the year ended December 31, 2017 and 2016, net income allocated to this non-controlling interest was $2.7 million and $0.4 million, respectively. For the year ended December 31, 2017, there was no other comprehensive income as a result of changes in the fair value of MCC shares allocated to this non-controlling interest. Distributions paid during the year ended December 31, 2017 were $2.4 million. There were no distributions paid during the year ended December 31, 2016.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the year ended December 31, 2017, net losses allocated to this redeemable non-controlling interest was $0.4 million. As of December 31, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.4) million.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
16.         QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's condensed consolidated unaudited quarterly results of operations for 2017 and 2016 are as follows:

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Amounts in thousands, except share and per share amounts)
Revenues	$18,469	$16,652	$16,444	$13,996
Expenses	13,635	9,878	8,509	7,581
Other income (expense), net	(1,757)	(1,572)	(2,012)	(1,352)
Income before income taxes	3,077	5,202	5,923	5,063
Net income	2,614	4,550	5,495	4,650
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,009	1,917	1,304	1,488
Net income attributable to non-controlling interests in Medley LLC	1,107	2,172	3,617	2,768
Net income attributable to Medley Management Inc.	$(502)	$461	$574	$394

Net income (loss) per Class A common stock:
Basic	$(0.11)	$0.03	$0.06	$0.08
Diluted	$(0.11)	$0.03	$0.06	$0.08
Weighted average shares - Basic and Diluted	5,478,910	5,342,939	5,588,978	5,808,626

Medley Management Inc.
Notes to Consolidated Financial Statements

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Amounts in thousands, except share and per share amounts)
Revenues	$18,251	$18,880	$21,326	$17,571
Expenses	9,184	15,553	17,508	13,776
Other income (expense), net	(1,595)	(2,036)	(2,714)	(2,647)
Income before income taxes	7,472	1,291	1,104	1,148
Net income	6,700	1,214	1,002	1,036
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,443	438	405	263
Net income attributable to non-controlling interests in Medley LLC	4,632	556	539	679
Net income attributable to Medley Management Inc.	$625	$220	$58	$94

Net income (loss) per Class A common stock:
Basic	$0.07	$—	$(0.03)	$(0.01)
Diluted	$0.07	$—	$(0.03)	$(0.01)
Weighted average shares - Basic and Diluted	5,809,130	5,778,409	5,777,726	5,851,129
17. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as disclosed below.
On February 7, 2018, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the fourth quarter of 2017. The dividend will be paid on March 7, 2018 to stockholders of record as of February 22, 2018.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
 Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Item 9B.     Other Information
During the first quarter of 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. The Company estimates the associated one-time costs to be approximately $2.3 million, primarily related to certain severance costs. The Company anticipates that most of these charges will be recognized during the first and second quarters of 2018. This is expected to reduce expenses by approximately $1.0 million annually, primarily related to a reduction in real estate and operational expenses. At this time, the Company does not anticipate a material change in overall headcount upon completion of the consolidation.

PART III .
Item 10.     Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth certain information about our directors and executive officers as of March 29, 2018.

Name	Age	Position
Brook Taube	48	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	48	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Jeffrey Tonkel	47	President and Director
James G. Eaton	41	Director
Jeffrey T. Leeds	62	Director
Guy Rounsaville, Jr.	74	Director
Richard T. Allorto, Jr.	46	Chief Financial Officer
John D. Fredericks	54	General Counsel and Secretary
Directors
Brook Taube, 48, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Medley Capital Corporation since 2011, has served on the Board of Directors of Sierra Income Corporation since its inception in 2012 and the Board of Trustees of Sierra Total Return Fund since its inception in 2016. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.
Seth Taube, 48, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation since its inception in 2012, Chief Executive Officer and Chairman of the Board of Trustees of Sierra Total Return Fund since its inception in 2016 and on the Board of Directors of Medley Capital Corporation since its inception in 2011. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.
Jeffrey Tonkel, 47, joined Medley in 2011 and has served as President and as a member of the Board of Directors of Medley Management Inc. since its formation. He has also served as President of Sierra Income Corporation since July 2013, President of Sierra Total Return fund since 2016 and as a member of the Board of Directors of Medley Capital Corporation since February 2014. Prior to joining Medley, Mr. Tonkel was a Managing Director with JPMorgan from January 2010 to November 2011, where he was Chief Financial Officer of a global financing and markets business. Prior to JPMorgan, Mr. Tonkel was a Managing Director, Principal Investments, with Friedman Billings Ramsey, where he focused on merchant banking and corporate development investments in diversified industrials, energy, real estate and specialty finance. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a B.A. from Harvard University and an M.B.A. from Harvard Business School.
James G. Eaton, 41, is the President of Weatons Holdings, a Canadian private holding company. Mr. Eaton has been active in the founding, growth and divestiture stages of the Weatons portfolio companies across a wide variety of industries. His responsibilities at Weatons include overseeing numerous private investments and a portfolio of listed securities. Mr. Eaton is currently a partner of JJR Capital, a private merchant bank, and serves as a director on the board of JC Clark Ltd., a Toronto-based independent investment firm and Defyrus Inc., a private life sciences biodefence company, as well as audit committee chair of Dream Alternatives Trust, a publicly-traded mutual fund trust. Mr. Eaton is a founding director of the True Patriot Love Foundation, he chairs the Invictus Games Toronto 2017, and is a trustee of the John David and Signy Eaton Foundation. Mr. Eaton holds a B.A. from the University of Colorado at Boulder.
Jeffrey T. Leeds, 62, has been a member of the Board of Directors since September 2014. Mr. Leeds is President and Co-Founder of Leeds Equity Partners, LLC, a private equity investment firm focused on the knowledge sector. Mr. Leeds also serves as a director of BARBRI, FineEd Holdings LLC, Fusion Education Group, Knowledge Factor, INTO University Partnerships, Simplify Compliance Holdings, LLC and RealPage, Inc., where he chairs the Nominating and Governance Committee. Prior to co-founding Leeds Equity in 1993, Mr. Leeds worked at Lazard Frères & Co., specializing in mergers and acquisitions and corporate finance from 1986 to 1992. Prior to joining Lazard, Mr. Leeds served as a law clerk to the Hon. William Brennan, Jr. of the Supreme Court of the United States. From 1983 to 1985 Mr. Leeds worked in the corporate department of the law firm of Cravath, Swaine & Moore in New York. Mr. Leeds also serves as a member of the Board of Directors of CECU (Career Education Colleges and Universities). He has previously served as a director of Argosy University, Datamark, Evanta, Miller Heiman and Ross University, among others. He was the founding chairman of the Green Dot New York Charter School and currently serves as a trustee on the board of the Colin L. Powell School for Civic and Global Leadership at the City College of New York. Mr. Leeds received a B.A. from Yale University, attended Oxford University as a Marshall Scholar and received a J.D. from Harvard Law School.
Guy Rounsaville, Jr., 74, has been a member of the Board of Directors since September 2014. Mr. Rounsaville has served on the board of directors of Tri-Valley Bank and First Banks, Inc. since 2011, and of United American Bank since 2012. Mr. Rounsaville served as Director of Diversity of the law firm Allen Matkins Leck Gamble Mallory & Natsis LLP from 2009 until May 2012 and as co-managing partner of their San Francisco office from 1999 to 2001. Mr. Rounsaville served as General Counsel and Corporate Secretary of LaSalle Bank from 2006 until it was acquired by Bank of America in October 2007, after which he served, for transition purposes, as Bank of America's Senior Vice President and Assistant General Counsel until May 2008. From 2001 to 2006, Mr. Rounsaville served as General Counsel and Corporate Secretary of Visa International. Prior to that, Mr. Rounsaville served in several roles at Wells Fargo from 1969 through 1998, including General Counsel and Corporate Secretary. Mr. Rounsaville serves on numerous civic and professional committees and boards. He received a B.A. from Stanford University and a J.D. from Hastings College of Law.
Executive Officers
Richard T. Allorto, Jr., 46, has served as our Chief Financial Officer since July 2010. Mr. Allorto has also served as the Chief Financial Officer and Secretary of Medley Capital Corporation since January 2011. Mr. Allorto also served as Chief Financial Officer and Secretary of Sierra Income Corporation from April 2012 until November 2016. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.
John D. Fredericks, 54, has served as our General Counsel since June 2013. Mr. Fredericks has also served as the Chief Compliance Officer of Medley Capital Corporation and Sierra Income Corporation since February 2014 and as the Chief Compliance Officer of Sierra Total Return Fund since 2016. Prior to joining Medley, Mr. Fredericks was a partner with Winston & Strawn, LLP from February 2003 to May 2013, where he was a member of the firm’s restructuring and insolvency and corporate lending groups. Before joining Winston & Strawn, LLP, from 2000 to 2003, Mr. Fredericks was a partner with Murphy Sheneman Julian & Rogers and, from 1993 to 2000, an associate at Murphy, Weir & Butler. Mr. Fredericks was admitted to the California State Bar in 1993. Mr. Fredericks received a B.A. from the University of California Santa Cruz and a J.D. from University of San Francisco.
Board Structure
The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate. The Board evaluates relevant factors and determines the best leadership structure for the Company’s operating and governance environment at the time. The Board believes that having combined Co-Chairmen and Co-Chief Executive Officers is the appropriate leadership structure for the Company at this time. As the Co-Chairmen and Co-Chief Executive Officers, Messrs. Brook and Seth Taube are able to draw on their knowledge and expertise related to the Company’s daily operations, industry and competitive developments to set the agenda for the Board and ensure the appropriate focus on issues of concern to the Company. Furthermore, the Board believes that combining these roles enables decisive leadership, ensures clear accountability and facilitates information flow between management and the Board, all of which are essential to effective governance. The Board has not formally designated a lead independent director.
Controlled Company Status
Medley Group LLC, an entity owned by our pre-IPO owners, holds more than a majority of the voting power of our common stock eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company entitled to vote for the election of directors is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of the board of directors consist of independent directors, (2) that the board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that the board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are utilizing these exemptions. As a result, the majority of our directors on our Board are not independent and our Compensation Committee and our Corporate Governance and Nominating Committee are not comprised entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
Family Relationships of Directors and Executive Officers
Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors, are brothers. There are no other family relationships among any of our directors or executive officers.
Board of Directors' Role in Risk Oversight
The Board of Directors has overall responsibility for risk oversight, including, as part of regular Board and committee meetings, general oversight of executives’ management of risks relevant to the Company. A fundamental part of risk oversight is not only understanding the material risks a company faces and the steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. Each quarter, the Board of Directors receives presentations from senior management on matters involving the Company’s operations and considers the risks related to strategies and business plans.
In addition, our Board committees consider the risks within their respective areas of responsibility. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with NYSE requirements, discusses with management policies with respect to risk assessment and risk management. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from the Company's compensation policies and programs and reviews and discusses with management the Company's compensation policies and practices and management's assessment of whether any risks arising from such policies and practices are reasonably likely to have a material adverse effect on the Company. The Corporate Governance and Nominating Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board and Board committee organization, membership and structure, succession planning and corporate governance matters.
Our Board of Directors believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified or eliminated and some risks are beyond the control of us and our service providers.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We re-examine the manners in which the Board of Directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.
Board Committees and Meetings
The following table summarizes the current membership of each of the Board’s committees.

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Brook Taube		X	X
Seth Taube		X	X
Jeffrey T. Leeds	Chair	Chair
Guy Rounsaville, Jr.	X		Chair
James G. Eaton	X		X
Jeffrey Tonkel
All directors are expected to make every effort to attend all meetings of the Board, meetings of the committees of which they are members. During the year ended December 31, 2017, the Board held six meetings, the Audit Committee held four meetings , the Compensation Committee held two meetings and the Corporate Governance and Nominating Committee held one meeting. In 2017, save for Mr. James G. Eaton, each of our directors attended at least 75% of the meetings of the Board and committees that occurred during the time in which he served as a member of the Board or such committee. Mr. Eaton attended five out of the seven board and committee meetings in which he served as a member of the Board or such committee. Each of our directors is strongly encouraged, but is not required, to attend our annual meeting of stockholders. All of our directors attended our 2017 annual meeting of stockholders.

Committee Charters and Corporate Governance Guidelines
Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe the Board’s views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by the Board and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by the Board.
Our Corporate Governance Guidelines, our Audit, Compensation and Corporate Governance and Nominating Committee charters and other corporate governance information are available on the Corporate Governance page of the Investor Relations section on our website at www.mdly.com. Any stockholder also may request them in print, without charge, by contacting the General Counsel and Secretary, Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017.
Committee Membership
Audit Committee - All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee Charter, Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board also has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board has determined that Jeffrey T. Leeds qualifies as an “audit committee financial expert” as defined by applicable SEC regulations.
The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Audit, and include among duties and responsibilities:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the Board of Directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the Board of Directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the Board of Directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the Board of Directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements; and

•
reviewing and evaluating complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements prior to inclusion in our Annual Report on Form 10-K, our quarterly financial statements and other public filings in accordance with applicable rules and regulations of the SEC and the Audit Committee Charter.
On behalf of the Board, the Audit Committee plays a key role in the oversight of our risk management policies and procedures. See “Board of Directors' Role in Risk Oversight” above.
Compensation Committee - Mr. Jeffrey T. Leeds has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors generally and compensation committees specifically. The other members of the Compensation Committee, Messrs. Brook and Seth Taube have not been determined by our Board of Directors to be independent.
The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Compensation, and include, among other duties and responsibilities:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our Co-Chief Executive Officers, evaluating our Co-Chief Executive Officers’ performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our Co-Chief Executive Officers’ compensation level based on such evaluation;

•
reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors; and

•	reviewing and making recommendations with respect to our equity compensation plans.
With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis, to the extent applicable, for inclusion in our Annual Proxy Statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC. The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to employees other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction.
The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable.
Corporate Governance and Nominating Committee - Mr. Rounsaville is a member of the Corporate Governance and Nominating Committee who has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards. The other members of the Corporate Governance and Nominating Committee, Messrs. Brook and Seth Taube, have not been determined by our Board of Directors to be independent.
The duties and responsibilities of the Corporate Governance and Nominating Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Corporate Governance and Nominating, and include, among other duties and responsibilities:

•	assisting our Board of Directors in identifying prospective director nominees and recommending nominees to the Board of Directors;

•	overseeing the evaluation of the Board of Directors and management;

•	reviewing developments in corporate governance practices and developing and making recommendations to the Board with respect to the Company’s corporate governance guidelines; and

•	recommending members for each committee of our Board of Directors.
Director Nomination Process
The Corporate Governance and Nominating Committee weighs the characteristics, experience, independence and skills of potential candidates for election to the Board and recommends nominees for director to the Board for election. In considering candidates for the Board, the Corporate Governance and Nominating Committee also assesses the size, composition and combined expertise of the Board. As the application of these factors involves the exercise of judgment, the Corporate Governance and Nominating Committee does not have a standard set of fixed qualifications that is applicable to all director candidates, although the Corporate Governance and Nominating Committee does at a minimum assess each candidate’s strength of character, judgment, industry knowledge or experience, his or her ability to work collegially with the other members of the Board and his or her ability to satisfy any applicable legal requirements or listing standards. In addition, although the Board considers diversity of viewpoints, background and experiences, the Board does not have a formal diversity policy. In identifying prospective director candidates, the Corporate Governance and Nominating Committee may seek referrals from other members of the Board, management, stockholders and other sources, including third party recommendations. The Corporate Governance and Nominating Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Corporate Governance and Nominating Committee utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Corporate Governance and Nominating Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness.
In connection with its annual recommendation of a slate of nominees, the Corporate Governance and Nominating Committee also may assess the contributions of those directors recommended for re-election in the context of the Board evaluation process and other perceived needs of the Board.
When considering whether the directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the Board member’s biographical information set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics:

•
Messrs. Brook Taube and Seth Taube — we considered that these two individuals have played an integral role in our firm’s successful growth, and that each has developed a unique and in-depth understanding of our business. We also noted that these two individuals are our largest equity owners and, as a consequence of such alignment of interest with our other equity owners, each has additional motivation to diligently fulfill his oversight responsibilities as a member of our Board of Directors.

•
Mr. Tonkel — we considered his extensive experience in various senior leadership roles in the financial services industry, including his role as a Managing Director with JPMorgan where he was the Chief Financial Officer of a global financing and markets business, as well as his familiarity with our business and operations as President of Medley and Sierra Income Corporation and a member of the Board of Directors of Medley Capital Corporation.

•	Mr. Jeffrey T. Leeds — we considered his extensive experience in private equity investing, investment banking and law, along with his prior experience as a board member of various institutions.

•
Mr. Guy Rounsaville, Jr. — we considered his background in law, banking and lending, including his extensive experience serving in general counsel, corporate secretary and board member roles at several financial institutions.

•
Mr. James G. Eaton — we considered his background in finance and financial services, owing to his extensive experience as president of a private holding company and investment advisor and board member roles.

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders. Any recommendation submitted to the Secretary of the Company should be in writing and should include any supporting material the stockholder considers appropriate in support of that recommendation, but must include information that would be required under the rules of the SEC to be included in a proxy statement soliciting proxies for the election of such candidate and a written consent of the candidate to serve as one of our directors if elected. Stockholders wishing to propose a candidate for consideration may do so by submitting the above information to the attention of the General Counsel and Secretary, Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017. All recommendations for nomination received by the General Counsel and Secretary that satisfy our by-law requirements relating to such director nominations will be presented to the Corporate Governance and Nominating Committee for its consideration. Stockholders also must satisfy the notification, timeliness, consent and information requirements set forth in our by-laws.
Communications with the Board
As described in the Corporate Governance Guidelines, stockholders and other interested parties who wish to communicate with a member or members of the Board, including the chairperson of the Audit, Compensation, or Corporate Governance and Nominating Committees or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to the General Counsel of the Company, at Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017, who will forward such communication to the appropriate party.
Compensation Committee Interlocks and Insider Participation
During the 2017 fiscal year, the members of our Compensation Committee were Mr. Leeds, Mr. Brook Taube (our Co-Chief Executive Officer) and Mr. Seth Taube (our Co-Chief Executive Officer). None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers, directors, the chief accounting officer and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of copies of such reports and written representations from our executive officers and directors, except as set forth below, we believe that our executive officers and directors complied with all other Section 16(a) filing requirements during 2017.
Each of Mr. Leeds and Mr. Rounsaville had restricted stock units vest on September 29, 2017, which triggered a Form 4 filing. Such Form 4 filings were due on October 3, 2017 and were filed with the SEC on October 12, 2017.
Code of Conduct and Ethics
We maintain a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our Co-Chairmen and Co-Chief Executive Officers, Chief Financial Officer and other senior financial officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. This Code of Business Conduct and Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.
The Code of Business Conduct and Ethics may be found on our website at www.mdly.com under Investor Relations: Corporate Governance: Governance Documents: Code of Business Conduct and Ethics.
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
Our named executive officers for 2017 are:

•	Brook Taube, Co-Chief Executive Officer;

•	Seth Taube, Co-Chief Executive Officer;

•	Jeffrey Tonkel, President;

•	Richard T. Allorto, Jr., Chief Financial Officer; and

•	John D. Fredericks, General Counsel and Secretary.
The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

Name	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Brook Taube	2017	—	—	—	—	—	—	$38,686	$38,686
Co-Chief Executive Officer	2016	—	—	—	—	—	—	$43,136	$43,136
Seth Taube	2017	—	—	—	—	—	—	$39,195	$39,195
Co-Chief Executive Officer	2016	—	—	—	—	—	—	$48,625	$48,625
Jeffrey Tonkel	2017	$225,000	—	—	—	—	—	$36,671	$261,671
President	2016	$300,000	—	—	—	—	—	$41,120	$341,120
Richard T. Allorto, Jr.	2017	$300,000	—	$583,500	—	—	—	$38,605	$922,105
Chief Financial Officer	2016	$300,000	—	$293,000	—	—	—	$43,824	$636,824
John D. Fredericks	2017	$300,000	—	$583,500	—	—	—	$39,832	$923,332
General Counsel and Secretary	2016	$300,000	—	$293,000	—	—	—	$44,842	$637,842

(1)
Amounts reported under Salary include guaranteed cash distributions made on membership interests in Medley LLC owned directly or indirectly by our named executive officers. During the years ended December 31, 2017 and 2016, neither of Messrs. Brook and Seth Taube received any guaranteed payments. During the three months ended December 31, 2017, Mr. Tonkel did not receive any guaranteed payments.

(2)
Amounts reported under Stock Awards for the year 2017 consist of Restricted LLC Units granted in February 2017 for services rendered in 2016. Amounts reported for the year 2016 consist of RSUs granted in March 2016 for services rendered in 2015. The Restricted LLC Units and RSUs are included at their grant date fair market value which was computed in accordance with FASB ASC Topic 718. Subsequently, in February 2017, the 2016 RSU grants were canceled and in return the holders thereof were granted 50,000 Restricted LLC Units under the Incentive Plan, which had the equivalent grant date fair market value.

(3)
Amounts reported under All Other Compensation include Company-paid executive health insurance, Company matching 401(k) contributions, Company-paid life insurance premiums, Company-reimbursed commuting expenses and Company-paid professional dues.

Outstanding Equity Awards at 2017 Fiscal Year End
The following table includes information concerning stock awards that have not vested for each of our named executive officer as of December 31, 2017.

	Option awards					Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market payout value of unearned shares, units or other rights that have not vested ($)
Brook Taube	—	—	—	—	—	—	—	—	—
Seth Taube	—	—	—	—	—	—	—	—	—
Jeffrey Tonkel	—	—	—	—	—	—	—	—	—
Richard T. Allorto, Jr.	—	—	—	—	—	100,000	$650,000	—	—
John D. Fredericks	—	—	—	—	—	100,000	$650,000	—	—

(1)
Stock awards consist of Restricted LLC Units granted on February 22, 2017 and March 17, 2016. The Restricted LLC Units vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive's continued employment on the applicable vesting date. The market value of the RSUs was computed using Medley Management Inc.'s closing price of $6.50 per share as of December 29, 2017.

Narrative Disclosure to Summary Compensation Table
Our named executive officers are generally compensated through a combination of annual guaranteed distributions on membership interests and annual discretionary bonuses in the form of cash, equity-based awards and/or profit interests in our advisor entities.
 Guaranteed Distributions on Membership Interests
Each of our named executive officers owns, directly or indirectly, membership interests in Medley LLC. The payments to our Co-Chief Executive Officers, Brook and Seth Taube, are performance based periodically set subject to maximums based on our total assets under management. During the years ended December 31, 2017 and 2016, neither of our Co-Chief Executive Officers received any guaranteed payments. This is expected to continue through December 31, 2018. In addition, we pay to each of Messrs. Tonkel, Allorto and Fredericks a $25,000 monthly cash payment, included under Salary in the Summary Compensation Table. During the three months ended December 31, 2017, Mr. Tonkel elected not receive any guaranteed payments.
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

Annual Discretionary Bonus
In March 2018, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2017, which consisted of 70,000 Restricted LLC Units granted under the Incentive Plan. The Restricted LLC Units vest in three equal annual installments commencing on January 1, 2021, subject to the executive’s continued employment on the applicable vesting date. Each vested Restricted LLC Unit may be exchanged for one share of our common stock. The grant date fair market value of the LLC Units will be included in the Summary Compensation Table in our proxy statement for the 2019 annual meeting of stockholders.
In February 2017, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2016, which consisted of 50,000 Restricted LLC Units granted under the Incentive Plan. The Restricted LLC Units vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive’s continued employment on the applicable vesting date. Each vested Restricted LLC Unit may be exchanged for one share of our common stock. The grant date fair market value of the LLC Units will be included in the Summary Compensation Table above.
In March 2016, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2015, which consisted of (1) 50,000 RSUs granted under the Incentive Plan and (2) the right to receive cash-settled carried interest payments in an amount tied to the performance of one of our funds. The RSUs vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive’s continued employment on the applicable vesting date. The carry interest awards entitle each of Messrs. Allorto and Fredericks to receive a cash distribution equal to 0.258% of the carried interest received by MOF II GP LLC from Medley Opportunity Fund II LP. Eligibility to receive a carry interest payment is based on the executive’s continued employment and ceases automatically upon termination of employment. The grant date fair market value of the RSUs is included in the Summary Compensation Table above. Subsequently, in February 2017, these RSU grants were canceled and in return the holders thereof were granted 50,000 Restricted LLC Units under the Incentive Plan, which had the equivalent grant date fair market value. These Restricted LLC Units vest annually in three equal installments commencing March 16, 2019, subject to the executive's continued employment on the applicable vesting date. Each vested Restricted LLC Unit may be exchanged for one share of our common stock. In accordance with SEC rules, the carry interest awards have not been included in the Summary Compensation Table above since the performance criteria has not been met.
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
Retirement Plan
We maintain a qualified contributory retirement plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “Code”). The plan covers all employees, including our named executive officers, who may contribute up to 96% of their eligible compensation, subject to statutory limits imposed by the Code. We are also permitted to provide for, but we currently do not provide any, matching contributions. In addition, the Company makes nonelective contributions under the 401(k) plan equal to 3% of each employee’s eligible earnings, subject to statutory limits imposed by the Code.
Compensation of Directors
Our employees who serve as directors receive no separate compensation for their service on the Board or on committees thereof.
For 2017, each of our non-employee directors was entitled to receive annual compensation consisting of:

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

Each of our directors is entitled to be reimbursed for reasonable travel and related expenses associated with attendance at Board or committee meetings, although they will not be paid additional fees for attending meetings or for serving on Board committees.
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
Director Compensation in 2017
The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)	Total Number of Outstanding Unvested Equity Awards (#)(3)
Jeffrey T. Leeds	$—	$82,000	$—	$82,000	9,788
Guy Rounsaville, Jr.	$35,000	$35,000	$—	$70,000	3,703
James G. Eaton	$—	$56,700	$—	$56,700	11,111

(1)	Represents the annual cash retainer earned for services rendered in 2017.

(2)	Represents the aggregate grant date fair value of the RSU awards computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(3)	Represents the aggregate number of unvested RSUs held by each non-employee director as of the fiscal year end.
Narrative to Director Compensation Table
Eligible non-employee directors are awarded equity under the Company’s 2014 Omnibus Incentive Plan (the “Incentive Plan”). The directors’ RSUs granted in 2017 vest in full one year from the date of grant, subject to the director’s continued service on the Board on the applicable vesting date. If the director ceases to be a member of the Board for any reason, all of his then unvested RSUs will be forfeited, and upon a change in control (as defined in the Incentive Plan), all of the director’s unvested RSUs will fully vest.
Compensation Committee Interlocks and Insider Participation
During the 2017 fiscal year, the members of our Compensation Committee were Mr. Leeds, Mr. Brook Taube (our Co-Chief Executive Officer) and Mr. Seth Taube (our Co-Chief Executive Officer). None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Securities
 The following table sets forth information regarding the beneficial ownership of shares of our common stock and of LLC Units as of December 31, 2017 by (1) each person known to us to beneficially own more than 5% of the outstanding voting securities of Medley Management Inc., (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.

	Class A Common Stock Beneficially Owned(1)		LLC Units Beneficially Owned(1)(2)		Class B Common Stock Beneficially Owned(2)	Combined Voting Power(2)(3)
Name of Beneficial Owner	Number	%	Number	%	Number	%
Medley Group LLC(2) 280 Park Avenue 6 Floor East New York, NY 10152	—	—	—	—	100	97.7%
American Financial Group Inc.(4) Great American Insurance Tower 301 East Fourth Street Cincinnati, OH 45202	579,100	10.6%	—	—	—	*
Brown Advisory Incorporated(5) 901 South Bond Street Suite 400 Baltimore, MD 21231	545,884	10.0%	—	—	—	*
Wells Fargo & Company(6) 420 Montgomery Street San Francisco, CA 94104	316,277	5.8%	—	—	—	*
BlackRock, Inc.(7) 55 East 52nd Street New York, NY 10022	294,877	5.4%	—	—	—	*
Named Executive Officers and Directors
Brook Taube(2)(8)	—	—	10,000,000	34.1%	100	97.7%
Seth Taube(2)(9)	264,681	4.8%	10,000,000	34.1%	100	97.7%
Jeffrey Tonkel	—	—	1,818,182	6.2%	—	—
Richard T. Allorto, Jr.	—	—	706,061	2.4%	—	—
John D. Fredericks	—	—	403,030	1.4%	—	—
James G. Eaton(10)	1,437	*	—	—	—	—
Jeffrey T. Leeds(11)	24,335	*	—	—	—	—
Guy Rounsaville, Jr.(12)	12,018	*	—	—	—	—
Directors and executive officers as a group (8 persons)(2)	302,471	5.5%	22,927,273	78.2%	100	97.7%
 * Represents less than 1%.

(1)
Subject to the terms of the exchange agreement, the LLC Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Person Transactions — Exchange Agreement.” Beneficial ownership of LLC Units reflected in this table does not include beneficial ownership of shares of our Class A common stock for which such LLC Units may be exchanged. Percentage of Class A common stock beneficially owned as reflected in this table is based on 5,481,068 shares of Class A common stock outstanding as of December 31, 2017. Percentage of LLC Units beneficially owned as reflected in this table treats LLC Units held by the Company as outstanding.

(2)
Holders of Class B common stock are entitled to a number of votes that is equal to 10 times the number of LLC Units held by such holder, regardless of the number of shares of Class B common stock held by such holder. Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 100 issued and outstanding shares of our Class B common stock, and the Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. As of December 31, 2017, the non-managing members of Medley LLC held 23,653,333 LLC Units entitling Medley Group LLC to 236,533,330 votes.

Messrs. Brook and Seth Taube may be deemed to have beneficial ownership of the shares of Class B common stock held by Medley Group LLC.

(3)
Represents percentage of voting power of the Class A common stock and Class B common stock voting together as a single class, based upon an aggregate of 5,481,068 shares of Class A common stock outstanding as of December 31, 2017, which carry a total of 5,481,068 votes, and 100 shares of Class B common stock outstanding as of December 31, 2017, which carry a total of 236,533,330 votes.

(4)
According to the Schedule 13G filed on January 26, 2018 by American Financial Group, Inc. (“American Financial”), American Financial has sole voting and sole dispositive power over 579,100 shares of our Class A common stock.

(5)
According to the Schedule 13G filed on February 9, 2018 by Brown Advisory Incorporated and certain of its affiliates (collectively, “Brown Advisory”), Brown Advisory has sole voting power over 542,950 shares of our Class A common stock and shared dispositive power over 545,884 shares of our Class A common stock.

(6)
According to the Schedule 13G filed on January 29, 2018 by Wells Fargo & Company and certain of its affiliates (collectively “Wells Fargo”), Wells Fargo has shared voting and shared dispositive voting power over 316,277 shares of our Class A common stock.

(7)
According to the Schedule 13G filed on January 23, 2018 by BlackRock, Inc. (“BlackRock”), BlackRock has sole voting power over 317,605 shares of our class A common stock and sole dispositive power over 294,877 shares of our Class A common stock.

(8)	Includes 1,818,182 LLC Units owned by B. Taube 2014 Associates, LLC and 8,181,818 LLC Units owned by the Brook Taube Trust.

(9)
Includes 264,681 shares of Class A common stock held by The Seth and Angie Foundation, 909,091 LLC Units owned by A. Taube 2014 Associates, LLC, 909,091 LLC Units owned by S. Taube 2014 Associates and 8,181,818 LLC Units owned by The Seth and Angie Taube Trust.

(10)	Excludes 11,111 shares of Class A common stock underlying restricted stock units that did not vest within sixty days of December 31, 2017.

(11)	Excludes 9,788 shares of Class A common stock underlying restricted stock units that did not vest within sixty days of December 31, 2017.

(12)	Excludes 3,703 shares of Class A common stock underlying restricted stock units that did not vest within sixty days of December 31, 2017.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of December 31, 2017, certain information related to Medley Management Inc.'s compensation plans under which our Class A common stock may be issued.

	Number of securities to be issued upon exercise of outstanding	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders(1)	1,451,393	$—	2,493,275
Equity compensation plans not approved by stockholders	—	—	—

(1)	Relates to Medley Management Inc. 2014 Omnibus Incentive Plan.

(2)	The weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Exchange Agreement
In September 2014, we entered into an exchange agreement with the holders of LLC Units pursuant to which each holder of LLC Units (and certain permitted transferees thereof) may, from and after the first anniversary of the date of the IPO (subject to the terms of the exchange agreement) exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange agreement also provides that a holder of LLC Units will not have the right to exchange LLC Units if Medley Management Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Medley Management Inc. or its subsidiaries to which such holder may be subject. Medley Management Inc. may impose additional restrictions on exchange that it determines to be necessary or advisable so that Medley LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. As a holder exchanges LLC Units for shares of Class A common stock, the number of LLC Units held by Medley Management Inc. is correspondingly increased as it acquires the exchanged LLC Units.

Registration Rights Agreement
In September 2014, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we will grant them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for LLC Units. Under the registration rights agreement, we have agreed to register the exchange of LLC Units for shares of Class A common stock by our pre-IPO owners. In addition, Medley Group LLC, an entity wholly-owned by our pre-IPO owners, will have the right to request that we register the sale of shares of Class A common stock held by our pre-IPO owners an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. Medley Group LLC will also have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us. Under the registration rights agreement, Medley Management Inc. will be liable for and pay all registration expenses in connection with each of the foregoing registrations.
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
In September 2014, we entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. Medley Management Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Medley Management Inc. (calculated with certain assumptions) to the amount of such taxes that Medley Management Inc. would have been required to pay had there been no increase to the tax basis of the assets of Medley LLC as a result of the exchanges and had Medley Management Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or Medley Management Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if Medley Management Inc. had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•
the timing of exchanges — for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Medley LLC at the time of each exchange;

•
the price of shares of our Class A common stock at the time of the exchange — the increase in any tax deductions, as well as the tax basis increase in other assets, of Medley LLC, is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

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
We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Medley LLC, the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by holders of LLC Units.
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
Decisions made by our pre-IPO owners in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the tax receivable agreement. Payments under the tax receivable agreement are based on the tax reporting positions that we will determine. Medley Management Inc. will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the Medley Management Inc.’s cash tax savings.
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
The limited liability company agreement of Medley LLC also provides that substantially all expenses incurred by or attributable to Medley Management Inc. in connection with operating the Company's business, but not including obligations incurred under the tax receivable agreement by Medley Management Inc., income tax expenses of Medley Management Inc. and payments on indebtedness incurred by Medley Management Inc., will be borne by Medley LLC.
Other than Medley Management Inc., holders of LLC Units, including our pre-IPO owners, will, subject to limited exceptions, be prohibited from transferring any LLC Units held by them upon consummation of the IPO, or any shares of Class A common stock received upon exchange of such LLC Units, until the third anniversary of the IPO without our consent. Thereafter and prior to the fourth and fifth anniversaries of the IPO, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them upon consummation of the IPO, together with the number of any shares of Class A common stock received by them upon exchange therefor, without our consent. While this agreement could be amended or waived by us, our pre-IPO owners have advised us that they do not intend to seek any waivers of these restrictions.
Other Transactions
Christopher Taube, our Senior Managing Director, Head of Institutional Fund Raising, is the brother of Messrs. Brook and Seth Taube, our Co-Chief Executive Officers and Co-Chairmen of the Board. In connection with his employment, Mr. Chris Taube is entitled to a guaranteed annual payment related to his ownership interest in Medley LLC, as well as an annual discretionary bonus which may be in the form of cash, equity based awards and/or profits interests in our advisor entities. Mr. Chris Taube received total compensation valued at $1.2 million, in respect of his 2017 services, which included the guaranteed annual payments. His compensation is commensurate with that of a similarly situated employee in his position.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on the NYSE.
This related person policy requires that a “related person” (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our Board. No related person transaction will be executed without the approval or ratification of our Board or a duly authorized committee of the Board. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
Family Relationships of Directors and Executive Officers
Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the Manager, are brothers. There are no other family relationships among any of the other directors or executive officers.
Director Independence and independence Determinations
Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line test for independence set forth by the NYSE rules.

Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require the Board to review the independence of all directors at least annually.
In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, the Board will determine, considering all relevant facts and circumstances, whether such relationship is material.
Our Board has affirmatively determined that each of Messrs. Eaton, Leeds and Rounsaville, Jr. is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Eaton, Leeds and Rounsaville is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Item 14.     Principal Accounting Fees and Services
Audit Committee Pre-approval Policies and Procedures
Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee is directly responsible for the appointment, compensation, retention, oversight and termination of the independent registered public accounting firm engaged (including the resolution of disagreements between management and such firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement going forward. These services may include audit services, audit-related services, tax services and other services. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members who are independent directors, when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.
RSM US LLP Fees
In connection with the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2017, we entered into an agreement with RSM US LLP which sets forth the terms by which RSM US LLP performed audit services for the Company.
The following table presents fees for professional services rendered by RSM US LLP for the audit of our financial statements for 2017 and 2016 and fees billed for other services rendered by RSM US LLP for those periods:

	2017	2016
Audit fees(1)	$683,714	$668,141
Audit-related fees(2)	42,532	177,230
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$726,246	$845,371

(1)	Amounts reported under Audit fees include professional services rendered for the audits of our annual financial statements and reviews of our quarterly financial statements.

(2)	Amounts reported under Audit-related fees include reviews of registration statements filed with the SEC for Medley LLC.

(3)
Amounts reported under Tax fees include professional services rendered for tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting. There were no such fees in 2017 and 2016.

(4)
All other fees encompasses any services provided by the independent registered public accounting firm other than services reported in the other above categories. There were no such fees in 2017 and 2016.

PART IV.
Item 15.     Exhibits

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

10.19†
Second Amendment to Award Agreement of John D. Fredericks, dated September 23, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

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

10.27†
Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quartet ended March 31, 2017, filed on May 12, 2017).

10.28
Amendment dated as of June 6, 2017, to Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2017).

10.29
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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: March 29, 2018	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 29th day of March, 2018.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman
Brook Taube	(Co-Principal Executive Officer)

/s/ Seth Taube	Co-Chief Executive Officer and Co-Chairman
Seth Taube	(Co-Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Tonkel	President and Director
Jeffrey Tonkel

/s/ James G. Eaton	Director
James G. Eaton

/s/ Jeffrey T. Leeds	Director
Jeffrey T. Leeds

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.