Form 10-Q
period 2018-06-30
MEDLEY MANAGEMENT INC.
filed 2018-08-09
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 6, 2018 was 5,568,773. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 6, 2018 was 100.

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
Unless the context suggests otherwise, references herein to:

•	“Aspect” refers to Aspect-Medley Investment Platform A LP;

•	“Aspect B” refers to Aspect-Medley Investment Platform B LP;

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

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	"MOF III Offshore" refers to Medley Opportunity Fund Offshore III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

•
“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, and in 2017, MCOF and Aspect, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. As it relates to Medley Capital Corporation (NYSE: MCC) (TASE:MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

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

•
“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of MCC, Sierra Total Return Fund ("STRF") and Sierra Income Corporation (“SIC” or "Sierra"). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed;

•	“SMA” refers to a separately managed account;

•	"standalone" refers to our financial results without the consolidation of any fund(s); and

•	"Tac Ops" refers to Medley Tactical Opportunities LLC

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$24,862	$36,327
Investments, at fair value	44,359	56,632
Management fees receivable	10,325	14,714
Performance fees receivable	—	2,987
Other assets	14,635	17,262
Total Assets	$94,181	$127,922

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,239	$116,892
Loans payable, net	9,559	9,233
Accounts payable, accrued expenses and other liabilities	21,461	25,130
Total Liabilities	148,259	151,255

Commitments and Contingencies (Note 10)

Redeemable Non-controlling Interests	42,395	53,741

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,317,235 and 6,235,332 issued as of June 30, 2018 and December 31, 2017, respectively; 5,562,971 and 5,481,068 outstanding as of June 30, 2018 and December 31, 2017, respectively	56	55
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	5,155	2,820
Accumulated other comprehensive loss	—	(1,301)
Accumulated deficit	(15,637)	(9,545)
Total stockholders' deficit, Medley Management Inc.	(10,426)	(7,971)
Non-controlling interests in consolidated subsidiaries	(1,644)	(1,702)
Non-controlling interests in Medley LLC	(84,403)	(67,401)
Total deficit	(96,473)	(77,074)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$94,181	$127,922

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Management fees (includes Part I incentive fees of $544 for the six months ending June 30, 2017)	$11,965	$13,201	$24,050	$27,096
Performance fees	—	546	—	(1,817)
Other revenues and fees	3,038	2,668	5,367	4,988
Investment income (loss):
Carried interest	432	28	597	173
Other investment loss	(284)	(9)	(467)	(10)
Total Revenues	15,151	16,434	29,547	30,430

Expenses
Compensation and benefits	7,333	5,705	15,671	11,499
Performance fee compensation	(26)	50	(33)	(831)
General, administrative and other expenses	4,342	2,754	8,851	5,422
Total Expenses	11,649	8,509	24,489	16,090

Other Income (Expense)
Dividend income	960	733	2,389	1,468
Interest expense	(2,715)	(2,766)	(5,396)	(6,413)
Other (expense) income, net	(4,011)	31	(13,766)	1,591
Total other expense, net	(5,766)	(2,002)	(16,773)	(3,354)
(Loss) income before income taxes	(2,264)	5,923	(11,715)	10,986
Provision for income taxes	195	428	385	841
Net (Loss) Income	(2,459)	5,495	(12,100)	10,145
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(2,464)	1,304	(6,978)	2,792
Net income (loss) attributable to non-controlling interests in Medley LLC	133	3,617	(3,766)	6,386
Net (Loss) Income Attributable to Medley Management Inc.	$(128)	$574	$(1,356)	$967
Dividends declared per share of Class A common stock	$0.20	$0.20	$0.40	$0.40

Net Income (Loss) Per Share of Class A Common Stock:
Basic (Note 12)	$(0.08)	$0.06	$(0.34)	$0.14
Diluted (Note 12)	$(0.08)	$0.06	$(0.34)	$0.14
Weighted average shares outstanding - Basic and Diluted	5,543,802	5,588,978	5,513,719	5,697,483

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net (Loss) Income	$(2,459)	$5,495	$(12,100)	$10,145
Other Comprehensive Income (Loss):
Change in fair value of available-for-sale securities (net of taxes of $0.2 million for Medley Management Inc. for each of the three and six months ended June 30, 2017 and $0.1 million for non-controlling interests in Medley LLC for each of the three and six months ended June 30, 2017)	—	(2,651)	—	(2,166)
Total Comprehensive (Loss) Income	(2,459)	2,844	(12,100)	7,979
Comprehensive (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(2,464)	952	(6,978)	2,763
Comprehensive income (loss) attributable to non-controlling interests in Medley LLC	133	1,646	(3,766)	4,545
Comprehensive (Loss) Income Attributable to Medley Management Inc.	$(128)	$246	$(1,356)	$671

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	5,481,068	$55	100	$—	$2,820	$(1,301)	$(9,545)	$(1,702)	$(67,401)	$(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	—	—	—	—	—	1,301	(1,301)	—	—	—
Net loss	—	—	—	—	—	—	(1,356)	—	(3,766)	(5,122)
Stock-based compensation	—	—	—	—	2,644	—	—	—	—	2,644
Dividends on Class A common stock ($0.40 per share)	—	—	—	—	—	—	(2,814)	—	—	(2,814)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	65	—	—	65
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	81,903	1	—	—	(309)	—	—	—	—	(308)
Distributions	—	—	—	—	—	—	—	—	(10,331)	(10,331)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interest at fair value	—	—	—	—	—	—	—	56	—	56
Balance at June 30, 2018	5,562,971	$56	100	$—	$5,155	$—	$(15,637)	$(1,644)	$(84,403)	$(96,473)

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(12,100)	$10,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,644	860
Amortization of debt issuance costs	370	1,210
Accretion of debt discount	327	738
Provision for deferred taxes	1,221	292
Depreciation and amortization	434	466
Net change in unrealized depreciation on investments	14,014	157
Income from equity method investments	(571)	(150)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	65	500
Other non-cash amounts	56	—
Changes in operating assets and liabilities:
Management fees receivable	4,389	1,341
Performance fees receivable	—	1,642
Distributions of income received from equity method investments	288	305
Purchase of investments	(244)	(1,290)
Sale of investments	290	—
Other assets	194	999
Accounts payable, accrued expenses and other liabilities	(3,521)	(13,642)
Net cash provided by operating activities	7,856	3,573
Cash flows from investing activities
Purchases of fixed assets	—	(34)
Capital contributions to equity method investments	(1,504)	(247)
Purchases of investments	—	(32,323)
Net cash used in investing activities	(1,504)	(32,604)
Cash flows from financing activities
Repayments of loans payable	—	(44,800)
Proceeds from issuance of senior unsecured debt	—	69,108
Capital contributions from non-controlling interests	2	23,000
Distributions to members and non-controlling interests	(14,697)	(14,121)
Debt issuance costs	—	(2,745)
Dividends paid	(2,814)	(3,045)
Repurchases of Class A common stock	—	(2,974)
Payments of tax withholdings related to net share settlement of restricted stock units	(308)	—
Net cash (used in) provided by financing activities	(17,817)	24,423
Net decrease in cash, cash equivalents and restricted cash equivalents	(11,465)	(4,608)
Cash, cash equivalents and restricted cash equivalents, beginning of period	36,327	54,563
Cash, cash equivalents and restricted cash equivalents, end of period	$24,862	$49,955

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

Cash and cash equivalents	$24,862	$47,298
Restricted cash equivalents	—	2,657
Total cash, cash equivalents and restricted cash equivalents	$24,862	$49,955

Supplemental disclosure of non-cash investing and financing activities
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(125)	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01 (Note 2)	649
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02 (Note 2)	207	—
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09 (Note 2)	—	118
Issuance of non-controlling interest at fair value	56	—

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
Consolidated Variable Interest Entities
Medley Management Inc. is the sole managing member of Medley LLC and, as such, it operates and controls all of the business and affairs of Medley LLC and, through Medley LLC, conducts its business. Under ASC 810, Medley LLC meets the definition of a VIE because the equity of Medley LLC is not sufficient to permit business activities without additional subordinated financial support. Medley Management Inc. has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, therefore Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of June 30, 2018, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 18.6% and 81.4%, respectively, and as of December 31, 2017, were 18.7% and 81.3%, respectively. Net income (loss) attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.
As of June 30, 2018 and 2017, Medley LLC had four majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of June 30, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $50.7 million and $12.9 million, respectively. As of December 31, 2017, total assets and total

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of June 30, 2018, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of June 30, 2018 and December 31, 2017 is presented in the table below.

	As of
	June 30, 2018	December 31, 2017
Assets	(Amounts in thousands)
Cash and cash equivalents	$302	$164
Investments, at fair value	1,948	2,005
Other assets	336	1,698
Total assets	$2,586	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$430	$1,744
Equity	2,156	2,123
Total liabilities and equity	$2,586	$3,867
As of June 30, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.3 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.2 million of equity as a result of the consolidation of STRF. As of December 31, 2017, the Company's condensed consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three and six months ended June 30, 2018 and 2017, the fund did not generate any significant income or losses from operations.
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
As of June 30, 2018, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.2 million, receivables of $1.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values, and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2017, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of June 30, 2018, the Company’s maximum exposure to losses from these entities is $7.0 million.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

of applying the Company’s accounting policies. Significant estimates and assumptions by management affect the carrying value of investments, performance compensation payable and certain accrued liabilities. Actual results could differ from these estimates, and such differences could be material.
Non-Controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries represent the component of equity in such consolidated entities held by third-parties. These interests are adjusted for contributions to and distributions from Medley entities and are allocated income or loss from Medley entities based on their ownership percentages.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of June 30, 2018 and December 31, 2017. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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
Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investments is reflected as a component of investment income in the consolidated statements of operations along with the income and expense allocations from such investments. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Performance Fees
Performance fees are contractual fees which do not represent a capital allocation of income to the general partner or investment manager that are earned based on the performance of certain funds, typically, the Company’s separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement.
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
During the three months ended June 30, 2018 and 2017, the Company did not record any reversals of previously recognized performance fees. During the six months ended June 30, 2018 and 2017, the Company recorded no reversals of previously recognized performance fees and a reversal of $2.2 million of previously recognized performance fees, respectively, under the previous revenue recognition standard.
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
Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Prior to January 1, 2018, the Company accounted for carried interest under Method 2 of ASC 605, as previously described above. Upon adoption of ASC 606, the Company reassessed its accounting policy for carried interest, and determined that carried

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

interest is within the scope of the accounting for equity method investments, ASC 323, Investments-Equity Method and Joint Ventures, and, as such, is not within the scope of ASC 606. Under ASC 323, the Company records carried interest in a consistent manner as it historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on the Company's condensed consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of June 30, 2018, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment Income (loss)
Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income and expense allocations from such investments.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

contain non-forfeitable rights to dividend equivalent payments, whether paid or unpaid, in the number of shares outstanding in its basic and diluted calculations.
Reclassification of Prior Period Presentation
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
Additionally, the Company has reclassified $0.2 million of cash and cash equivalents of consolidated fund as of December 31, 2017 to cash and cash equivalents on the Company's condensed consolidated balance sheets to conform to the current year's presentation.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The clarifications in this accounting standards update relate to three classes of financial instruments: (1) equity securities without a readily determinable fair value, (2) financial liabilities for which the fair value option is elected and (3) forward contracts and purchase options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be applied, This new guidance became effective for the Company on July 1, 2018 and the Company adopted such guidance as of that date. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
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
Performance Obligations
Performance obligations are the unit of account under the new revenue recognition standard and represent the distinct goods or services that are promised to the customer. The majority of the Company's contracts have a single performance obligation to provide asset management, advisory and other related services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company also has a separate performance obligation to act as an agent for certain third party lenders and provide loan administration services to certain borrowers. These loan administration services also represent a single performance obligation.
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
With respect to performance fees based on the economic performance of its SMAs, significant judgment is required when determining recognition of revenues. Such judgments include:

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

performance fees are not within the scope of the new revenue recognition standard and the above significant judgments and constraints do not apply to them. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 4 "Investments" for additional information.
Revenue by Category
The following tables presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and six months ended June 30, 2018.

For the Three Months Ended June 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$8,374	$1,983	$1,608	$—	$11,965
Performance fees	—	—	—	—	—
Other revenues and fees	1,920	—	—	1,118	3,038
Total revenues from contracts with customers	$10,294	$1,983	$1,608	$1,118	$15,003

For the Six Months Ended June 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$16,767	$4,043	$3,240	$—	$24,050
Performance fees	—	—	—	—	—
Other revenues and fees	3,765	—	—	1,602	5,367
Total revenues from contracts with customers	$20,532	$4,043	$3,240	$1,602	$29,417

The Other revenues and fees balances above primarily consist of revenues earned by Medley while serving as loan administrative agent on certain deals, including loan administration fees and transaction fees. Additionally, this balance includes reimbursable origination and deal expenses as well as reimbursable entity formation and organizational expenses.
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.2 million as of June 30, 2018. During the three months ended June 30, 2018, the Company recognized revenue from amounts included in deferred revenue of $0.2 million and received cash deposits of $0.2 million. During the six months ended June 30, 2018, the company recognized revenue from amounts included in deferred revenue of $0.3 million and received cash deposits of $0.3 million.
The Company did not have any contract assets as of June 30, 2018 or December 31, 2017.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Comparative Tables
As the Company adopted the new revenue guidance (ASC 606) under the modified retrospective method, the Company is required to present what the Company's revenues would have been under the previous revenue guidance (ASC 605). The following tables present the reconciliation between the financial statement line items reported on the condensed consolidated balance sheet as of June 30, 2018 under ASC 606 to what would have been reported under the previous guidance ASC 605.

	As of June 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Assets	(Amounts in thousands)
Performance fees receivable	$—	$2,385	$2,385
Other assets	14,635	763	15,398
Liabilities
Accounts payable, accrued expenses and other liabilities	21,461	134	21,595
Equity
Accumulated deficit	(15,637)	573	(15,064)
Non-controlling interests in Medley LLC	(84,403)	2,441	(81,962)

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the reconciliation between the Company's reported condensed consolidated statement of operations for the three and six months ended June 30, 2018 under ASC 606 to what would have been reported under the previous revenue recognition guidance, ASC 605.

	For the three months ended June 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands)
Management fees	$11,965	$—	$11,965
Performance fees	—	(404)	(404)
Other revenues and fees	3,038	(422)	2,616
Investment income (loss):
Carried interest	432	—	432
Other investment loss	(284)	—	(284)
Total Revenues	15,151	(826)	14,325

Expenses
Compensation and benefits	7,333	—	7,333
Performance fee compensation	(26)	—	(26)
General, administrative and other expenses	4,342	(413)	3,929
Total Expenses	11,649	(413)	11,236

Other Income (Expense)
Dividend income	960	—	960
Interest expense	(2,715)	—	(2,715)
Other expense, net	(4,011)	—	(4,011)
Total Other Expense, Net	(5,766)	—	(5,766)
Loss before provision for income taxes	(2,264)	(413)	(2,677)
Provision for income taxes	195	(36)	159
Net Loss	(2,459)	(377)	(2,836)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(2,464)	—	(2,464)
Net income (loss) attributable to non-controlling interests in Medley LLC	133	(307)	(174)
Net Loss Attributable to Medley Management Inc.	$(128)	$(70)	$(198)

Net Loss Per Share of Class A Common Stock:
Basic	$(0.08)	$(0.01)	$(0.09)
Diluted	$(0.08)	$(0.01)	$(0.09)
Weighted average shares outstanding - Basic and Diluted	5,543,802	—	5,543,802

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	For the six months ended June 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands)
Management fees	$24,050	$—	$24,050
Performance fees	—	(602)	(602)
Other revenues and fees	5,367	(620)	4,747
Investment income (loss):
Carried interest	597	—	597
Other investment loss	(467)	—	(467)
Total Revenues	29,547	(1,222)	28,325

Expenses
Compensation and benefits	15,671	—	15,671
Performance fee compensation	(33)	—	(33)
General, administrative and other expenses	8,851	(608)	8,243
Total Expenses	24,489	(608)	23,881

Other Income (Expense)
Dividend income	2,389	—	2,389
Interest expense	(5,396)	—	(5,396)
Other expense, net	(13,766)	—	(13,766)
Total Other Expense, Net	(16,773)	—	(16,773)
Loss before provision for income taxes	(11,715)	(614)	(12,329)
Provision for income taxes	385	(20)	365
Net Loss	(12,100)	(594)	(12,694)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(6,978)	—	(6,978)
Net loss attributable to non-controlling interests in Medley LLC	(3,766)	(484)	(4,250)
Net Loss Attributable to Medley Management Inc.	$(1,356)	$(110)	$(1,466)

Net Loss Per Share of Class A Common Stock:
Basic	$(0.34)	$(0.02)	$(0.36)
Diluted	$(0.34)	$(0.02)	$(0.36)
Weighted average shares outstanding - Basic and Diluted	5,513,719	—	5,513,719

Assets Recognized for the Costs to Obtain or Fulfill a Contract
As part of providing investment management services to a fund, the Company might incur certain placement fees to third parties for obtaining new investors for the fund. Any placement fees incurred to third party placement agents for placing investors into a fund are variable as it is based on a percentage of future fees and cannot be reasonably estimated. The Company determined that placement fees which are paid in cash over time, as fees are earned, do not relate to a new contract at the time the payment is made. These costs do not represent a cost to obtain a new contract but rather a cost to fulfill an existing contract. The Company does not recognize any assets for the incremental costs of obtaining or fulfilling a contract with a customer and expenses placement fees as incurred.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Equity method investments, at fair value	$14,986	$14,136
Investment in shares of MCC, at fair value	26,917	40,491
Investment held at cost less impairment	508	—
Investments of consolidated fund	1,948	2,005
Total investments, at fair value	$44,359	$56,632
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and six months ended June 30, 2018 and 2017.
As of June 30, 2018 and December 31, 2017, the Company’s carrying value of its equity method investments was $15.0 million and $14.1 million, respectively. The Company's equity method investment in shares of Sierra Income Corporation (“SIC” or "Sierra"), a related party, were $8.1 million and $8.5 million as of June 30, 2018 and December 31, 2017, respectively. The remaining balance as of June 30, 2018 and December 31, 2017 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company elected a change in accounting policy and, as of January 1, 2018, accounts for them under the equity method of accounting. In addition, commencing on January 1, 2018, performance fees due to the Company are included as a part of equity method investments within investments, at fair value rather than as a component of performance fees receivable on the Company's condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the balance due to the Company for such performance fees was $0.8 million and $0.2 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of June 30, 2018 and December 31, 2017, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three and six months ended June 30, 2018, the Company recognized unrealized losses of $4.0 million and $13.6 million, respectively, which were included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the three and six months ended June 30, 2017, the Company recorded unrealized losses of $2.9 million and $2.4 million, respectively, as a component of other comprehensive income.
Investment Held at Cost Less Impairment
Effective January 1, 2018, the Company elected to use the measurement alternative provided under ASC 321, Investments- Equity Securities and measure its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The carrying amount of this investment was $0.5 million as of both June 30, 2018 and December 31, 2017. Prior to January 1, 2018, the Company's investment in CK Pearl was accounted for under the equity

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

method. The carrying value of the Company's investment in CK Pearl is determined based on the financial information provided to the Company by the fund manager and the likelihood of recovering the Company's investment in the fund.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of June 30, 2018, and December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5 "Fair Value Measurements" for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value (in thousands):

	As of June 30, 2018
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$267	$—	$1,681	$1,948
Investment in shares of MCC	26,917	—	—	26,917
Total Assets	$27,184	$—	$1,681	$28,865

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in shares of MCC	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Included in investments of consolidated fund as of June 30, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and six months ended June 30, 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy (in thousands):

	Level III Financial Assets as of June 30, 2018
	Balance at December 31, 2017	Purchases	Transfers In or (Out) of Level III	Unrealized Depreciation	Sale of Level III Assets	Balance at June 30, 2018
Investments of consolidated fund	$1,570	231	—	(9)	(111)	$1,681
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and six months ended June 30, 2018.
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
6. OTHER ASSETS
Other assets consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $2,804 and $2,370, respectively	$3,726	$4,160
Security deposits	1,975	1,975
Administrative fees receivable (Note 11)	1,966	1,903
Deferred tax assets (Note 13)	1,504	2,777
Due from affiliates (Note 11)	1,551	2,979
Prepaid expenses and taxes	2,635	1,353
Other assets	1,278	2,115
Total other assets	$14,635	$17,262

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,124 and $3,266, respectively	$50,471	$50,329
2024 Notes, net of unamortized premium and debt issuance costs of $2,233 and $2,437, respectively	66,768	66,563
Total senior unsecured debt	$117,239	$116,892
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $50.9 million as of June 30, 2018.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended June 30, 2018 and 2017, and $2.0 million for each of the six months ended June 30, 2018 and 2017.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $68.6 million as of June 30, 2018.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.
8. LOANS PAYABLE
Loans payable consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $441 and $767, respectively	9,559	9,233
Total loans payable	$9,559	$9,233

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three and six months ended June 30, 2018, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of June 30, 2018.
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
During the three and six months ending June 30, 2017, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility, were $0.1 million and $1.5 million, respectively.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for each of the three months ending June 30, 2018 and 2017, respectively, and $0.7 million for each of the six months ended June 30, 2018 and 2017, respectively. The fair value of the outstanding balance of the notes was $10.0 million as of June 30, 2018 and $10.1 million as of December 31, 2017.
Contractual Maturities of Loans Payable
As of June 30, 2018, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Accrued compensation and benefits	$3,212	$6,835
Due to affiliates (Note 11)	7,176	7,315
Revenue share payable (Note 10)	3,372	3,841
Accrued interest	1,294	1,294
Professional fees	1,960	1,366
Deferred rent	2,184	2,506
Deferred tax liabilities (Note 13)	—	92
Performance fee compensation	79	111
Accounts payable and other accrued expenses	2,184	1,770
Total accounts payable, accrued expenses and other liabilities	$21,461	$25,130

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ending June 30, 2018 and 2017, and $1.2 million for each of the six months ending June 30, 2018 and 2017.
As of June 30, 2018 future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining in 2018	$1,352
2019	2,710
2020	2,833
2021	2,430
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$13,579

Consolidation of Business Activities
During the three and six months ended June 30, 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the three and six months ended June 30, 2018, the Company recorded $0.3 million and $2.2 million in severance costs, respectively. In addition, the company incurred a $0.1 million loss from subleasing its San Francisco office during the three months ended June 30, 2018.
Capital Commitments to Funds
As of June 30, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 7). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of June 30, 2018 and December 31, 2017, this obligation amounted to $3.4 million and $3.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action have been stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018.
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
Total revenues recorded under these agreements for the three and six months ended June 30, 2018 and 2017 are reflected in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)
MCC Admin Agreement	$917	$1,075	$1,818	$2,072
SIC Admin Agreement	746	795	1,445	1,589
Funds Admin Agreements	257	313	502	619
Total administrative fees from related parties	$1,920	$2,183	$3,765	$4,280
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$950	$867
Amounts due from SIC under the SIC Admin Agreement	758	696
Amounts due from entities under the Funds Admin Agreements	258	340
Total administrative fees receivable	$1,966	$1,903
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through June 30, 2018.
12. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net (loss) income per share of Class A common stock using the two-class method for the three months ending June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Medley Management Inc.	$(128)	$574	$(1,356)	$967
Less: Allocation to participating securities	(320)	(237)	(544)	(155)
Net (loss) income available to Class A common stockholders	$(448)	$337	$(1,900)	$812

Denominator
Weighted average shares of Class A common stock outstanding	5,543,802	5,588,978	5,513,719	5,697,483
Net (loss) income per Class A share	$(0.08)	$0.06	$(0.34)	$0.14
The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units which reduces net income available to common stockholders.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 24,639,302 and 23,653,333 LLC Units and restricted LLC Units as of June 30, 2018 and 2017, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the three and six months ended June 30, 2018 and 2017.

Declaration Dates	Record Date	Payment Dates	Per Share
May 10, 2017	May 22, 2017	May 31, 2017	$0.20
February 9, 2017	February 23, 2017	March 6, 2017	$0.20

May 10, 2018	May 24, 2018	June 1, 2018	$0.20
February 7, 2018	February 22, 2018	March 7, 2018	$0.20

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

13. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of June 30, 2018 and December 31, 2017, the Company's deferred tax assets were $1.5 million and $2.8 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of June 30, 2018 is presented net of a valuation allowance of $0.7 million. This valuation allowance was established during the six months ended June 30, 2018 and primarily relates to the portion of the Company's deferred tax assets associated with the cumulative unrealized loss on shares of MCC. At this time, the Company considers it more likely than not that it would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses. Deferred tax liabilities were less than $0.1 million as of June 30, 2018 and December 31, 2017. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, amortization of tax goodwill, deferred rent, stock-based compensation and depreciation.
 The Company’s effective tax rate was (8.6)% and 7.2% for the three months ended June 30, 2018 and 2017, respectively, and (3.3)% and 7.7% for the six months ended June 30, 2018 and 2017, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the six months ended June 30, 2018 and 2017, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act were effective for the Company on January 1, 2018.
The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due primarily to the aforementioned rate reduction resulting from the Tax Act, the establishment of a $0.7 million valuation allowance during the six months ended June 30, 2018 and losses allocated to certain non-controlling interests which are not subject to income taxes.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and six months ended June 30, 2018 and 2017. As of and during the six months ended June 30, 2018 and 2017, there were no uncertain tax positions taken that were not more likely than not to be sustained.
14. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended June 30, 2018 and 2017, and $2.5 million for each of the six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018 and 2017, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In February 2015 and March 2016, the Company granted incentive cash bonus awards to select employees. These awards entitle employees to receive cash compensation based on distributed carried interest received by the Company from certain institutional funds. Eligibility to receive payments pursuant to these incentive awards is based on continued employment and ceases automatically upon termination of employment. Performance compensation expense is recorded based on the fair value of the incentive awards at the date of grant and is recognized on a straight-line basis over the expected requisite service period.  The performance compensation liability is subject to re-measurement at the end of each reporting period and any changes in the liability are recognized in such reporting period.
During the three and six months ended June 30, 2018, the Company recorded a reversal of performance fee compensation expense of less than $0.1 million. The Company recorded performance fee compensation of $0.1 million and a reversal of performance fee compensation of $0.8 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, total performance fee compensation payable for these awards was $0.1 million and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and six months ended June 30, 2018, the Company's accrued contributions to the plan were $0.1 million and $0.4 million, respectively. The Company's accrued contributions to the plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017 the Company's outstanding liability to the plan was $0.9 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of June 30, 2018, there were 0.9 million awards available to be granted under the Plan.
The fair value of RSUs granted under the Plan is determined to be the fair value of the underlying shares on the date of grant. The fair value of restricted LLC Units of Medley LLC is based on the public share price of MDLY at date of grant, adjusted for different distribution rights. The aggregate fair value of these awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years, with the exception of certain restricted LLC Units that will only vest upon certain conditions such as death, disability, termination without cause or change of control. For these awards, compensation expense is recognized when such condition is met.
For the three and six months ended June 30, 2018, stock-based compensation was $1.6 million and $2.6 million, respectively. Stock based compensation was $0.9 million for three and six months ended June 30, 2017.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of RSU and restricted LLC Units activity for the six months ended June 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,451,393	$10.44	320,000	$11.67
Granted	680,328	5.89	985,969	5.30
Forfeited	(37,401)	8.71	—	—
Vested	(139,100)	10.62	—	—
Balance at June 30, 2018	1,955,220	$10.44	1,305,969	$12.82
The fair value of RSUs vested during the six months ended June 30, 2018 was $1.5 million. The vesting of 139,100 RSUs resulted in the issuance of 81,903 Class A common shares, as the RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $0.3 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During the three and six months ended June 30, 2018, $0.1 million and $0.6 million of previously recognized compensation was reversed relating to forfeited RSUs, respectively. Reversals of previously recognized compensation during the three and six months ended June 30, 2017 was $0.3 million and $2.2 million, respectively. In addition, during the six months ended June 30, 2018, the Company reclassified cumulative dividends of $0.1 million from retained earnings to other compensation expense as a result of such forfeited RSUs. Cumulative dividends reclassified from retained earnings to other compensation during the three and six months ended June 30, 2017 was $0.1 million and $0.5 million, respectively, as a result of forfeited RSUs. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of June 30, 2018 was $17.0 million and is expected to be recognized over a weighted average period of 3.6 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
15. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the six months ended June 30, 2018 and 2017 are reflected in the table below:

	For the Six Months Ended June 30,
	2018	2017
	(Amounts in thousands)
Beginning balance	$53,741	$30,805
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(6,980)	2,786
Contributions	—	23,000
Distributions	(4,366)	(3,057)
Change in fair value of available-for-sale securities	—	(28)
Ending balance	$42,395	$53,506

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. During the three and six months ended June 30, 2018, profits allocated to this non-controlling interest was $0.8 million and $1.7 million, respectively, and distributions paid were $0.9 million and $2.3 million, respectively. During the three and six months ended June 30, 2017, profits allocated to this non-controlling interest was $1.0 million and $2.0 million, respectively, and distributions paid were $1.0 million and $2.2 million, respectively. As of June 30, 2018, and December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $12.8 million and $13.5 million, respectively.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of June 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $30.2 million and $40.6 million as of June 30, 2018 and December 31, 2017, respectively. Total contributions to the Joint Venture amounted to $53.8 million through June 30, 2018 and 2017, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three and six months ended June 30, 2018, losses allocated to this non-controlling interest was $(3.2) million and $(8.4) million, respectively. During the three and six months ended June 30, 2017, profits allocated to this non-controlling interest was $0.5 million and $0.9 million, respectively. Distributions paid during the three and six months ended June 30, 2018 were $1.1 million and $2.1 million, respectively. Distributions paid during the three and six months ended June 30, 2017 were $0.5 million and $0.9 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and six months ended June 30, 2018, net losses allocated to this redeemable non-controlling interest was $0.1 million and $0.2 million, respectively. As of June 30, 2018 and December 31, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.6) million and $(0.4) million, respectively.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
17. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, except as disclosed below.
On August 7, 2018, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the second quarter of 2018. The dividend will be paid on September 6, 2018 to stockholders of record as of August 23, 2018.
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation. Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into the Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. The Company’s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Simultaneously, pursuant to the Agreement and Plan of Merger by and between MCC and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $2.2 billion as of June 30, 2018.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of June 30, 2018.
As of June 30, 2018, we had $5.0 billion of AUM, $2.2 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of June 30, 2018 declined by 7% year over year which was driven in large part by debt repayments and return of capital distributions. Our compounded annual AUM growth rate from December 31, 2010 through June 30, 2018 was 24% and our compounded annual Fee Earning AUM growth rate was 17%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of June 30, 2018, we had $3.0 billion of Fee Earning AUM, $1.9 billion in permanent capital vehicles and $1.1 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
We also may earn carried interest from our long-dated funds and contractual performance fees from our SMAs. Typically, these fees are 15.0% to 20.0% of the total return above a hurdle rate. Carried interest represent fees that are a capital allocation to the general partner or investment manager, are accrued quarterly and paid after the return of all invested capital and an amount sufficient to achieve the hurdle rate of return.
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

For the three and six months ended June 30, 2018, 82%, and 83%, respectively, of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of July 27, 2018:

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

(2)
If our pre-IPO owners exchanged all of their vested and unvested LLC Units for shares of Class A common stock, they would hold 81.69% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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

(6)
Medley Seed Funding III LLC holds 100% of the senior preferred interest, Strategic Capital Advisory Services, LLC holds 100% of the junior preferred interest, and Medley LLC holds 100% of the common interest in STRF Advisors LLC.

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
During the first and second quarter of 2018, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
Prior to the adoption of the new revenue recognition standard on January 1, 2018, we accounted for contractual based performance fees under Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula. Under this method, performance fees for any period were based upon an assumed liquidation of the underlying fund's net assets on the reporting date and were subject to reversal to the extent that cumulative previously recognized performance fees exceeded the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Effective January 1, 2018, we account for such performance fees in accordance with ASC 606, Revenue from Contracts with Customers, and will only recognize contractual based performance fees when it is probable that a significant reversal of such fees will not occur in the future.
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

Other Revenues and Fees. We provide administrative services to certain of our vehicles that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. We also act as the administrative agent on certain deals for which we may earn loan administration fees and transaction fees. Additionally, this line item includes reimbursable origination and deal expenses as well as reimbursable entity formation and organizational expenses.
These fees are reported within total revenues in our unaudited condensed consolidated financial statements included in this Form 10-Q.

Carried Interest. Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of June 30, 2018, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers for the three months ending June 30, 2018 and 2017 and $1.3 million for the six months ending June 30, 2018 and 2017. During the three and six months ending June 30, 2018 and 2017, neither of our Co-Chief Executive Officers received any guaranteed payments.
Performance Fee Compensation. Performance fee compensation includes compensation related to performance fees and carried interest, which generally consists of profit interests that we grant to certain of our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profit interests granted and is calculated based upon the net present value of the projected performance fees or carried interest to be received. Payments to profit interest holders are payable when the performance fees or carried interest are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee related revenue or we have a reversal of previously recognized performance fee related revenue.
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 24,639,302 vested and unvested LLC Units for 24,639,302 shares of Class A common stock at the beginning of each period presented.
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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$5	$4,191	$(5,122)	$7,353
Net (loss) income per Class A common stock	$(0.08)	$0.06	$(0.34)	$0.14
Net Income (Loss) Margin (1)	—%	25.5%	(17.3)%	24.1%
Weighted average shares - Basic and Diluted	5,543,802	5,588,978	5,513,719	5,697,483

Non-GAAP Data:
Core Net Income	$2,018	$4,733	$3,275	$9,321
Core EBITDA	$5,351	$8,226	$10,359	$16,146
Core Net Income Per Share	$0.05	$0.10	$0.10	$0.19
Core Net Income Margin	10.7%	18.1%	10.2%	19.5%
Pro-Forma Weighted Average Shares Outstanding	31,790,112	31,028,903	31,215,945	30,997,006

Other Data (at period end, in millions):
AUM	$5,036	$5,438	$5,036	$5,438
Fee Earning AUM	$2,960	$3,279	$2,960	$3,279

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM for the three months ending June 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, March 31, 2018	$2,239	$2,837	$5,076	44%	56%
Commitments (1)	(2)	43	41
Distributions (2)	(21)	(24)	(45)
Change in fund value (3)	(24)	(12)	(36)
Ending balance, June 30, 2018	$2,192	$2,844	$5,036	44%	56%

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
AUM was $5.0 billion as of June 30, 2018 compared to $5.1 billion of AUM as of March 31, 2018. Our permanent capital vehicles decreased by $47.0 million as of June 30, 2018, primarily due to distributions, debt repayments and realized and unrealized losses. Our long-dated private funds and SMAs increased AUM by $7.0 million, primarily due to additional committed capital.
The table below provides the roll forward of AUM for the six months ending June 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(43)	75	32
Distributions (2)	(45)	(75)	(120)
Change in fund value (3)	(57)	(17)	(74)
Ending balance, June 30, 2018	$2,192	$2,844	$5,036	44%	56%

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
AUM was $5.0 billion as of June 30, 2018 compared to $5.2 billion of AUM as of December 31, 2017. Our permanent capital vehicles decreased by $145.0 million as of June 30, 2018, primarily due to distributions, debt repayments and realized and unrealized losses. Our long-dated private funds and SMAs deceased AUM by $17.0 million, primarily due to distributions, partially offset by new commitments.

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
Components of Fee Earning AUM

	As of
	June 30, 2018	December 31, 2017
	(Amounts in millions)
Fee earning AUM based on gross asset value	$1,896	$2,090
Fee earning AUM based on capital commitments	20	126
Fee earning AUM based on invested capital or NAV	1,044	942
Total fee earning AUM	$2,960	$3,158
As of June 30, 2018, fee earning AUM based on gross asset value decreased by $194.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on gross asset value was due primarily to distributions and debt repayments.
As of June 30, 2018, fee earning AUM based on capital commitments decreased $106.0 million compared to December 31, 2017. The decrease in fee earning AUM based on capital commitments was due to one of our long-dated funds, whose fee earning AUM was based on its capital commitments during its investment period, exiting its investment period.
As of June 30, 2018, fee earning AUM based on invested capital or NAV increased by $102.0 million, or 11%, compared to December 31, 2017. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
The table below presents the roll forward of fee earning AUM for the three months ended June 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, March 31, 2018	$1,972	$1,068	$3,040	65%	35%
Commitments (1)	(29)	72	43
Distributions (2)	(21)	(55)	(76)
Change in fund value (3)	(26)	(21)	(47)
Ending Balance, June 30, 2018	$1,896	$1,064	$2,960	64%	36%

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
Total fee earning AUM decreased by $80.0 million, or 3%, to $3.0 billion as of June 30, 2018 compared to March 31, 2018, due primarily to distributions from permanent capital vehicles and private funds and SMAs, debt repayments by our permanent capital vehicles, and realized and unrealized losses within our fund portfolios, partly offset by capital deployment by our private funds and SMAs.

The table below presents the roll forward of fee earning AUM for the six months ended June 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(90)	154	64
Distributions (2)	(45)	(88)	(133)
Change in fund value (3)	(59)	(70)	(129)
Ending Balance, June 30, 2018	$1,896	$1,064	$2,960	64%	36%

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
Total fee earning AUM decreased by $198.0 million, or 6%, to $3.0 billion as of June 30, 2018 compared to December 31, 2017, due primarily to distributions from all permanent capital vehicles and private funds and SMAs, debt repayments by our permanent capital vehicles, and realized and unrealized losses within our fund portfolios, partly offset by capital deployment by our private funds and SMAs.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 383 investments and have invested a total of $2.2 billion. As of June 30, 2018, fee earning AUM was $1.1 billion. The performance for SIC as of June 30, 2018 is summarized below:

Annualized Net Total Return(1):	5.0%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery(3):	68.8%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 219 investments and have invested a total of $2.1 billion. As of June 30, 2018, excluding Medley SBIC LP, fee earning AUM was $558 million. The performance for MCC as of June 30, 2018 is summarized below:

Annualized Net Total Return(2):	2.6%
Annualized Realized Losses on Invested Capital:	2.3%
Average Recovery(3):	44.0%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 47 investments and have invested a total of $454 million. As of June 30, 2018, fee earning AUM was $230 million. The performance for Medley SBIC fund as of June 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.1%
Net Investor Internal Rate of Return(5):	6.4%
Annualized Realized Losses on Invested Capital:	0.4%
Average Recovery:	45.6%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 85 investments and have invested a total of $958 million. As of June 30, 2018, fee earning AUM was $281 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.2%
Net Investor Internal Rate of Return(6):	4.8%
Annualized Realized Losses on Invested Capital:	2.4%
Average Recovery(3):	37.6%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 45 investments and have invested a total of $199 million. As of June 30, 2018, fee earning AUM was $114 million. The performance for MOF III as of June 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.4%
Net Investor Internal Rate of Return(6):	6.3%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 195 investments and have invested a total of $1.1 billion. As of June 30, 2018, fee earning AUM in our SMAs was $550 million. The aggregate performance of our SMAs as of June 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.6%
Net Investor Internal Rate of Return(7):	6.9%
Annualized Realized Losses on Invested Capital:	0.7%
Average Recovery(3):	49.5%

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
We launched Aspect in November 2016 and Aspect-B in May 2018 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.

We launched MCOF in July 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.
The performance of STRF, MOF III Offshore, Aspect, Aspect-B and MCOF as of June 30, 2018 is not meaningful given the funds' limited operations and capital invested to date.

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2018. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of June 30, 2018, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 14.6%.

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

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $544 for the six months ending June 30, 2017)	$11,965	$13,201	$24,050	$27,096
Performance fees	—	546	—	(1,817)
Other revenues and fees	3,038	2,668	5,367	4,988
Investment income:
Carried interest	432	28	597	173
Other investment income	(284)	(9)	(467)	(10)
Total Revenues	15,151	16,434	29,547	30,430

Expenses
Compensation and benefits	7,333	5,705	15,671	11,499
Performance fee compensation	(26)	50	(33)	(831)
General, administrative and other expenses	4,342	2,754	8,851	5,422
Total Expenses	11,649	8,509	24,489	16,090

Other Income (Expense)
Dividend income	960	733	2,389	1,468
Interest expense	(2,715)	(2,766)	(5,396)	(6,413)
Other (expense) income, net	(4,011)	31	(13,766)	1,591
Total Other Expense, Net	(5,766)	(2,002)	(16,773)	(3,354)
(Loss) Income before income taxes	(2,264)	5,923	(11,715)	10,986
Provision for income taxes	195	428	385	841
Net (Loss) Income	(2,459)	5,495	(12,100)	10,145
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(2,464)	1,304	(6,978)	2,792
Net income (loss) attributable to non-controlling interests in Medley LLC	133	3,617	(3,766)	6,386
Net (Loss) Income Attributable to Medley Management Inc.	$(128)	$574	$(1,356)	$967

Other data (at period end, in millions):
AUM	$5,036	$5,438	$5,036	$5,438
Fee earning AUM	$2,960	$3,279	$2,960	$3,279

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues
Management Fees. Total management fees decreased by $1.2 million, or 9%, to $12.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $1.5 million during the three months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to lower base management fees from both SIC and MCC.

•	Our management fees from long-dated private funds and SMAs increased by $0.3 million to $3.6 million during the three months ended June 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the three months ended June 30, 2018 compared to $0.5 million of performance fee revenue in the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future.
Other Revenues and Fees. Other revenues and fees increased by $0.4 million to $3.0 million during the three months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to an increase in fees associated with loan administration and transaction services.
Investment Income. Investment income increased by approximately $0.1 million to $0.1 million during the three months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to higher carried interest from our private long dated funds, offset by losses from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits increased by $1.6 million, or 29% to $7.3 million during the three months ended June 30, 2018 compared to 2017. The variance was due primarily to an increase in stock-based compensation and employee bonuses. The increase in stock-based compensation was attributed to an increase in the number of outstanding awards and the impact of forfeitures that occurred period over period. Bonuses are at our discretion and will vary based on individual and overall performance as well the timing of new hires and employee departures during each of the comparative periods.
Performance Fee Compensation. Performance fee compensation remained relatively consistent and was less than $0.1 million during each of the three months ended June 30, 2018 and 2017.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.6 million to $4.3 million during the three months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to a $1.2 million increase in professional fees. The increase in professional fees was attributed to fees incurred in connection with business development activities during 2018.
Other Income (Expense)
Dividend Income. Dividend income increased by $0.2 million to $1.0 million during the three months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to dividend income from our investment in MCC shares attributed to additional purchases made during the second half of 2017.
Interest Expense. Interest expense decreased by $0.1 million, or 2%, to $2.7 million during the three months ended June 30, 2018 compared to the same period in 2017. The higher expense in 2017 was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt.
Other Income (Expenses), net. Other income (expenses), net decreased by $4.0 million to $(4.0) million during the three months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to a $4.0 million unrealized loss related to our investment in shares of MCC.
Provision for Income Taxes
Our effective income tax rate was (8.6)% and 7.2% for the three months ended June 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The change in our effective tax rate is attributed primarily to losses allocated to redeemable non-controlling interests that are not subject to income taxes which result in no tax benefit being recorded in our provision as well as an increase in our valuation allowance associated with cumulative unrealized losses on certain investments held.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $3.8 million to a loss of $2.5 million for the three months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to the allocation of unrealized loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries offset, in part, by an increase in dividend income earned and allocated to DB MED Investor I LLC.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues
Management Fees. Total management fees decreased by $3.0 million, or 11%, to $24.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $3.4 million during the six months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to lower base management fees from both SIC and MCC. In addition, during the six months ended June 30, 2018, we voluntarily waived $0.4 million of MCC base management fees.

•	Our management fees from long-dated private funds and SMAs increased by $0.3 million to $7.3 million during the six months ended June 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the six months ended June 30, 2018 compared to a reversal of $1.8 million of performance fees in the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future. The reversal of previously recognized performance fees in 2017 was a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $0.4 million to $5.4 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to reimbursable origination and deal expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's condensed consolidated statement of operations.
Investment Income. Investment income remained relatively consistent and decreased by less than $0.1 million to $0.1 million for the six months ended June 30, 2018 compared to the same period in 2017.
Expenses
Compensation and Benefits. Compensation and benefits increased by $4.2 million, or 36% to $15.7 million for the six months ended June 30, 2018 compared to 2017. The variance was due primarily to a $1.1 million increase in severance expense associated with the consolidation of our business activities to our New York office, a $1.8 million increase in stock-based compensation and a $1.0 million increase in employee bonus expense. The increase in stock-based compensation was attributed to an increase in the number of outstanding awards and the impact of forfeitures that occurred period over period. Bonuses are at our discretion and will vary based on individual and overall performance as well the timing of new hires and employee departures during each of the comparative periods.
Performance Fee Compensation. There was a reversal in performance fee compensation of less than $0.1 million during the six months ended June 30, 2018 compared to a reversal of performance fee compensation of $0.8 million during 2017. The variance in performance fee compensation was due primarily to changes in projected future payments for which the performance fee compensation is based on.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.4 million to $8.9 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to a $2.1 million increase in professional fees and a $0.8 million increase in expenses related to our consolidated fund, STRF. The increase in professional fees was attributed to fees incurred in connection with business development activities during 2018. The increase in STRF expenses is primarily attributed to STRF commencing operations in June 2017, as a result there were six months of operating expenses in 2018 versus one month in 2017.
Other Income (Expense)

Dividend Income. Dividend income increased by $0.9 million to $2.4 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was due primarily to dividend income from our investment in MCC shares attributed to additional purchases made during the second half of 2017.
Interest Expense. Interest expense decreased by $1.0 million, or 16%, to $5.4 million for the six months ended June 30, 2018 compared to the same period in 2017. The higher expense in 2017 was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the six months ended June 30, 2018 and 2017 was $132.6 million and $124.5 million, respectively.
Other Income (Expenses), net. Other income (expenses), net decreased by $15.4 million to $(13.8) million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to a $13.6 million unrealized loss incurred during the six months ended June 30, 2018 related to our investment in shares of MCC. During 2017, any unrealized gains or losses attributed to our investment in shares of MCC were recorded in other comprehensive income and not part of other income (expense).
Provision for Income Taxes
Our effective income tax rate was (3.3)% and 7.7% for the six months ended June 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The decrease in the effective tax rate during the six months ended June 30, 2018 as compared to the same period in 2017 was due primarily to the reduction in the federal corporate tax rate from 34% to 21%, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act offset by the the establishment of a $0.7 million valuation allowance against our deferred tax asset associated with the cumulative unrealized losses in shares of MCC and SIC as well as losses allocated to redeemable non-controlling interests that are not subject to income taxes
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $9.8 million to a loss of $7.0 million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease was due primarily to the allocation of unrealized loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries offset, in part, by an increase in dividend income earned and allocated to DB MED Investor I LLC.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Net (loss) income attributable to Medley Management Inc.	$(128)	$574	$(1,356)	$967
Net (loss) income attributable to non-controlling interests in Medley LLC	133	3,617	(3,766)	6,386
Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$5	$4,191	$(5,122)	$7,353
Reimbursable fund startup expenses	442	226	1,065	251
IPO date award stock-based compensation	433	318	574	(343)
Other non-core items:
Unrealized losses on shares of MCC	—	—	3,543	—
Severance expense	338	65	2,224	1,164
Acceleration of debt issuance costs (1)	—	—	—	1,149
Other (2)	1,008	—	1,860	—
Income tax expense on adjustments	(208)	(67)	(869)	(253)
Core Net Income	$2,018	$4,733	$3,275	$9,321
Interest expense	2,715	2,766	5,396	5,264
Income taxes	403	495	1,254	1,094
Depreciation and amortization	215	232	434	467
Core EBITDA	$5,351	$8,226	$10,359	$16,146

Core Net Income Per Share	$0.05	$0.10	$0.10	$0.19

Pro-Forma Weighted Average Shares Outstanding (3)	31,790,112	31,028,903	31,215,945	30,997,006

(1)
For the six months ended June 30, 2017, this amount relates to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)	For the three and six months ended June 30, 2018, other items consists of expenses related to non-core business development activities and other expenses.

(3)	Assumes the conversion by the pre-IPO holders of up to 24,639,302 vested and unvested LLC Units for 24,639,302 shares of Class A common stock at the beginning of each period presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$2,018	$4,733	$3,275	$9,321
Add: Income taxes	403	495	1,254	1,094
Pre-Tax Core Net Income	$2,421	$5,228	$4,529	$10,415

Denominator
Class A common stock	5,543,802	5,588,978	5,513,719	5,697,483
Conversion of LLC Units and restricted LLC Units to Class A common stock	24,372,591	23,653,333	24,023,329	23,561,400
Restricted stock units	1,873,719	1,786,592	1,678,897	1,738,123
Pro-Forma Weighted Average Shares Outstanding	31,790,112	31,028,903	31,215,945	30,997,006
Pre-Tax Core Net Income Per Share	$0.08	$0.17	$0.15	$0.34
Less: corporate income taxes per share (1)	(0.03)	(0.07)	(0.05)	(0.15)
Core Net Income Per Share	$0.05	$0.10	$0.10	$0.19

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Margin	—%	25.5%	(17.3)%	24.1%
Reimbursable fund startup expenses (1)	2.9%	1.4%	3.6%	0.7%
IPO date award stock-based compensation (1)	2.9%	1.9%	1.9%	(1.1)%
Other non-core items: (1)
Unrealized losses on shares of MCC	—%	—%	12.0%	—%
Severance expense	2.2%	0.4%	7.5%	3.9%
Acceleration of debt issuance costs	—%	—%	—%	3.8%
Other	6.7%	—%	6.3%	—%
Provision for income taxes (1)	1.3%	2.6%	1.3%	2.8%
Corporate income taxes (2)	(5.3)%	(13.7)%	(5.1)%	(14.7)%
Core Net Income Margin	10.7%	18.1%	10.2%	19.5%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for 2018 and 43.0% for 2017 and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of June 30, 2018, we had $24.9 million in cash and cash equivalents.
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
As of June 30, 2018, the outstanding senior unsecured debt balance was $117.2 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.4 million.
See Note 7, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through June 30, 2018. As of June 30, 2018, we were in compliance with the financial covenants under our Revolving Credit Facility.
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
See Note 8 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Six Months Ended June 30,
	2018	2017
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$7,856	$3,573
Net cash used in investing activities	(1,504)	(32,604)
Net cash (used in) provided by financing activities	(17,817)	24,423
Net (decrease) increase in cash and cash equivalents	$(11,465)	$(4,608)
 Operating Activities
Our net cash flow provided by operating activities was $7.9 million and $3.6 million during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, net cash flow provided by operating activities was attributed to net (loss) income of $(12.1) million and $10.1 million, respectively, non-cash adjustments of $18.6 million and $4.1 million, respectively, and changes in operating assets and liabilities of $1.4 million and $(10.6) million, respectively.

Investing Activities
Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and purchases of available for sale securities. There were no purchases of fixed assets during the six months ended June 30, 2018. Purchases of fixed assets was less than $0.1 million for the six months ended June 30, 2017. Capital contributions to equity method investments represented a use of cash of $1.5 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Excluding the investments held by our consolidated fund, purchases of investments were $32.3 million during the six months ended June 30, 2017.
Financing Activities
Dividends paid were $2.8 million and $3.0 million during the six months ended June 30, 2018 and 2017, respectively. Distributions to members and non-controlling interests were $14.7 million and $14.1 million for the six months ended June 30, 2018 and 2017, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of less than $0.1 million and $23.0 million for the six months ended June 30, 2018 and 2017, respectively. Repurchases of Class A common stock represented a use of cash from financing activities of $3.0 million during the six months ended June 30, 2017. There were no repurchases of Class A common stock during the six months ended June 30, 2018.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses paid by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. During the six months ended June 30, 2017, repayments of loans payable resulted in an outflow of cash of $44.8 million and proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million.
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
Performance Fees
Performance fees are contractual fees which do not represent a capital allocation of income to the general partner or investment manager that are earned based on the performance of certain funds, typically, our separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. We account for performance fees in accordance with the new revenue standard, ASC 606, Revenue from Contracts with Customers, and we will only recognize performance fees when it is probable that a significant reversal of such fees will not occur in the future.
Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Effective January 1, 2018, we account for carried interest under, ASC 323, Investments-Equity Method and Joint Ventures. Under this standard, we record carried interest in a consistent manner as we historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on our condensed consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
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

Income Taxes
We account for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of income tax expense. For interim periods, we account for income taxes based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.
Medley Management Inc., is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates, which are reflected in our unaudited condensed consolidated financial statements included in this Form 10-Q. Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is included in our provision for income taxes.
We analyze our tax filing positions in all of the U.S. federal, state and local tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established.
Stock-based Compensation
We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period and reduced for actual forfeitures in the period they occur. Stock-based compensation is included as a component of compensation and benefits in our consolidated statements of operations.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2018.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,707	$5,403	$4,861	$608	$13,579
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,228	1,595	549	—	3,372
Capital commitments to funds (4)	256	—	—	—	256
Total	$14,191	$6,998	$5,410	$123,203	$149,802

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 8, “Loans Payable,” to our unaudited condensed consolidated financial statements included in this Form 10-Q.

(3)
We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our unaudited condensed consolidated financial statements included in this Form 10-Q. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of June 30, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of June 30, 2018, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2018, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.8 million.
Carried interest is also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Under the governing agreements of certain of our funds, we may have to fund additional amounts on account of clawback obligations beyond what we received in performance fee compensation on account of distributions of performance fee payments made to current or former professionals from such funds if they do not fund their respective shares of such clawback obligations. We will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.
Additionally, at the end of the life of the funds, there could be a payment due to a fund by us if we have recognized more carried interest than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.
Recent Developments
On August 9, 2018 we entered into a definitive agreement to merge with Sierra Income Corporation. Pursuant to the Agreement and Plan of Merger by and among Medley Management Inc., Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), we will merge with and into the Merger Sub, and our existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Our Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Simultaneously, pursuant to the Agreement and Plan of Merger by and between MCC and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of June 30, 2018, we calculated approximately a $0.7 million and $1.4 million increase in management fees for the three and six months ended June 30, 2018, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of June 30, 2018, we calculated approximately a $1.0 million and $1.9 million decrease in management fees for the three and six months ended June 30, 2018, respectively.
Effect on Performance Fees
Performance fees are are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. Performance fees for any period are based upon the probability that there will not be a significant future revenue reversal of such fees in the future. We exercise significant judgments when determining if any performance fees should be recognized in a given period including the below.

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
We have not recognized any performance fees through June 30, 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of June 30, 2018, we calculated no change in Part I and II incentive fees for the three and six months ended June 30, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of June 30, 2018, we calculated no change in Part I incentive fees for the three and six months ended June 30, 2018.

Effect on Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Short-term changes in the fair values of funds' investments may materially impact accrued carried interest depending on the respective funds' performance relative to applicable return levels. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realized cumulative performance of the investments through the end of the long-dated private funds' lives. However, short-term moves can meaningfully impact our ability to accrue carried interest and receive cash payments in any given period.
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of June 30, 2018, we calculated approximately a $5.5 million increase in carried interest for the three and six months ended June 30, 2018. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of June 30, 2018, we calculated approximately a $0.8 million decrease in carried interest for the three and six months ended June 30, 2018.
Interest Rate Risk
As of June 30, 2018, we had $126.8 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action have been stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018.
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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 9, 2018	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)