Form 10-Q
period 2018-09-30
MEDLEY MANAGEMENT INC.
filed 2018-11-14
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 9, 2018 was 5,693,814. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 9, 2018 was 100.

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

•
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.
Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley, (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley prior to the proposed transactions;  and (ix)

negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley’s common stock.

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

•	“BDC” refers to business development company;

•	"Caddo" refers to Caddo Investors Holdings 1 LLC;

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

v

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$21,515	$36,327
Investments, at fair value	46,285	56,632
Management fees receivable	10,884	14,714
Performance fees receivable	—	2,987
Other assets	15,421	17,262
Total Assets	$94,105	$127,922

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,428	$116,892
Loans payable, net	9,726	9,233
Accounts payable, accrued expenses and other liabilities	37,068	25,130
Total Liabilities	164,222	151,255

Commitments and Contingencies (Note 10)

Redeemable Non-controlling Interests	32,226	53,741

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,448,078 and 6,235,332 issued as of September 30, 2018 and December 31, 2017, respectively; 5,693,814 and 5,481,068 outstanding as of September 30, 2018 and December 31, 2017, respectively	57	55
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	6,260	2,820
Accumulated other comprehensive loss	—	(1,301)
Accumulated deficit	(17,591)	(9,545)
Total stockholders' deficit, Medley Management Inc.	(11,274)	(7,971)
Non-controlling interests in consolidated subsidiaries	(1,638)	(1,702)
Non-controlling interests in Medley LLC	(89,431)	(67,401)
Total deficit	(102,343)	(77,074)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$94,105	$127,922

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Management fees (includes Part I incentive fees of $447, $1,393, $447 and $1,937, respectively)	$12,336	$14,838	$36,386	$41,934
Performance fees	—	(167)	—	(1,984)
Other revenues and fees	2,769	2,016	8,136	7,004
Investment income (loss):
Carried interest	(326)	(34)	271	139
Other investment loss	(382)	(91)	(849)	(101)
Total Revenues	14,397	16,562	43,944	46,992

Expenses
Compensation and benefits	6,320	6,382	21,991	17,881
Performance fee compensation	(79)	(14)	(112)	(845)
General, administrative and other expenses	6,244	3,510	15,095	8,932
Total Expenses	12,485	9,878	36,974	25,968

Other Income (Expense)
Dividend income	962	1,428	3,351	2,896
Interest expense	(2,717)	(2,718)	(8,113)	(9,131)
Other income (expense), net	2,711	(192)	(11,055)	1,399
Total other income (expense), net	956	(1,482)	(15,817)	(4,836)
Income (loss) before income taxes	2,868	5,202	(8,847)	16,188
Provision for income taxes	450	652	835	1,493
Net Income (Loss)	2,418	4,550	(9,682)	14,695
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,709
Net (loss) income attributable to non-controlling interests in Medley LLC	(963)	2,172	(4,729)	8,557
Net (Loss) Income Attributable to Medley Management Inc.	$(485)	$461	$(1,841)	$1,429
Dividends declared per share of Class A common stock	$0.20	$0.20	$0.60	$0.60

Net (Loss) Income Per Share of Class A Common Stock:
Basic (Note 12)	$(0.15)	$0.03	$(0.49)	$0.18
Diluted (Note 12)	$(0.15)	$0.03	$(0.49)	$0.18
Weighted average shares outstanding - Basic and Diluted	5,591,123	5,342,939	5,539,804	5,578,003

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$2,418	$4,550	$(9,682)	$14,695
Other Comprehensive Income (Loss):
Change in fair value of available-for-sale securities (net of taxes of $0.3 million and $0.4 million for Medley Management Inc. for the three and nine months ended September, 2017, respectively)	—	(2,915)	—	(5,081)
Total Comprehensive Income (Loss)	2,418	1,635	(9,682)	9,614
Comprehensive income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,680
Comprehensive (loss) income attributable to non-controlling interests in Medley LLC	(963)	(381)	(4,729)	4,164
Comprehensive (Loss) Income Attributable to Medley Management Inc.	$(485)	$99	$(1,841)	$770

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	5,481,068	$55	100	$—	$2,820	$(1,301)	$(9,545)	$(1,702)	$(67,401)	$(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	—	—	—	—	—	1,301	(1,301)	—	—	—
Net loss	—	—	—	—	—	—	(1,841)	6	(4,729)	(6,564)
Stock-based compensation	—	—	—	—	4,098	—	—	—	—	4,098
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(4,287)	—	—	(4,287)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	69	—	—	69
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	212,746	2	—	—	(658)	—	—	—	—	(656)
Distributions	—	—	—	—	—	—	—	—	(15,361)	(15,361)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interest at fair value	—	—	—	—	—	—	—	56	—	56
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 15)	—	—	—	—	—	—	—	—	965	965
Balance at September 30, 2018	5,693,814	$57	100	$—	$6,260	$—	$(17,591)	$(1,638)	$(89,431)	$(102,343)

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(9,682)	$14,695
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,098	2,027
Amortization of debt issuance costs	556	1,393
Accretion of debt discount	509	934
(Benefit) provision for deferred taxes	(2,510)	326
Depreciation and amortization	895	689
Net change in unrealized depreciation on investments	11,578	252
Income from equity method investments	(117)	(298)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	69	517
Other non-cash amounts	56	(9)
Changes in operating assets and liabilities:
Management fees receivable	3,830	(785)
Performance fees receivable	—	1,985
Distributions of income received from equity method investments	547	296
Purchase of investments	(505)	(1,850)
Sale of investments	382	—
Other assets	2,800	2,364
Accounts payable, accrued expenses and other liabilities	(268)	(15,936)
Net cash provided by operating activities	12,238	6,600
Cash flows from investing activities
Purchases of fixed assets	(53)	(39)
Distributions received from equity method investments	—	42
Capital contributions to equity method investments	(1,538)	(247)
Purchases of investments	—	(34,980)
Net cash used in investing activities	(1,591)	(35,224)
Cash flows from financing activities
Repayments of loans payable	—	(44,800)
Proceeds from issuance of senior unsecured debt	—	69,108
Capital contributions from non-controlling interests	2	23,000
Distributions to non-controlling interests and redeemable non-controlling interests	(20,518)	(21,290)
Debt issuance costs	—	(2,783)
Dividends paid	(4,287)	(4,419)
Repurchases of Class A common stock	—	(3,589)
Payments of tax withholdings related to net share settlement of restricted stock units	(656)	(685)
Net cash (used in) provided by financing activities	(25,459)	14,542
Net decrease in cash, cash equivalents and restricted cash equivalents	(14,812)	(14,082)
Cash, cash equivalents and restricted cash equivalents, beginning of period	36,327	54,563
Cash, cash equivalents and restricted cash equivalents, end of period	$21,515	$40,481

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(125)	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01 (Note 2)	649	—
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02 (Note 2)	207	—
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09 (Note 2)	—	118
Issuance of non-controlling interest at fair value	56	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 (Note 15)	12,275	—

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
Agreement and Plan of Merger
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. The Company’s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them. Each share of Class B common stock issued and outstanding immediately prior to the effective date of the merger will be canceled without consideration therefor.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation ("MCC") and Sierra, MCC will merge with and into SIC, with SIC as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first quarter of 2019.

Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $2.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of September 30, 2018, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 18.9% and 81.1%, respectively, and as of December 31, 2017, were 18.7% and 81.3%, respectively. Net income (loss) attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.
As of September 30, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of September 30, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $31.2 million and less than $0.1 million, respectively. As of December 31, 2017, Medley LLC had four majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC and SIC Advisors LLC, which are consolidated VIEs. As of December 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of September 30, 2018, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of September 30, 2018 and December 31, 2017 is presented in the table below.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of
	September 30, 2018	December 31, 2017
Assets	(Amounts in thousands)
Cash and cash equivalents	$211	$164
Investments, at fair value	2,085	2,005
Other assets	570	1,698
Total assets	$2,866	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$703	$1,744
Equity	2,163	2,123
Total liabilities and equity	$2,866	$3,867
As of September 30, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.3 million of other assets, less than $0.1 million of accrued expenses and other liabilities and $2.2 million of equity as a result of the consolidation of STRF. As of December 31, 2017, the Company's condensed consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three and nine months ended September 30, 2018 and 2017, the fund did not generate any significant income or losses from operations.
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
As of September 30, 2018, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.3 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values, and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2017, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of September 30, 2018, the Company’s maximum exposure to losses from these entities is $6.0 million.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of September 30, 2018 and December 31, 2017. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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
Investments also include the Company's investment in CK Pearl Fund, L.P. which is measured at cost less impairment. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's condensed consolidated statement of operations if an impairment has been determined.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
During the three and nine months ended September 30, 2018, the Company did not record any reversals of previously recognized performance fees. During the three and nine months ended September 30, 2017, the Company recorded a reversal of $0.4 million and $2.7 million of previously recognized performance fees, respectively, under the previous revenue recognition standard.
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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2018, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Additionally, the Company has reclassified $0.2 million of cash and cash equivalents of its consolidated fund as of December 31, 2017 to cash and cash equivalents on the Company's condensed consolidated balance sheets to conform to the current year's presentation.
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
ASC 606 became effective for the Company beginning on January 1, 2018 and entities had the option of adopting this guidance using either a full retrospective or a modified retrospective approach. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. Under this method, the Company recognized the cumulative-effect of adoption of this guidance as an adjustment to equity as of January 1, 2018, as further described below, but did not restate prior periods presented in its condensed consolidated financial statements.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income ("OCI") as a result of tax reform to retained earnings. An entity can apply this new guidance either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the 2017 Tax Cuts and Jobs Act related to items in accumulated OCI are recognized. The Company early adopted ASU 2018-02 effective January 1, 2018 and applied this new guidance in the period of adoption. As a result, $0.2 million of income taxes stranded in accumulated other comprehensive income was reclassified to accumulated deficit.
Recently Issued Accounting Pronouncements Adopted as of July 1, 2018
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The clarifications in this accounting standards update relate to three classes of financial instruments: (1) equity securities without a readily determinable fair value, (2) financial liabilities for which the fair value option is elected and (3) forward contracts and purchase options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be applied. This new guidance became effective for the Company on July 1, 2018 and the Company adopted such guidance as of that date. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This new guidance will become effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component. We expect to adopt this guidance when effective, using the transition method that allows us to initially apply Topic 842 at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but is not expected to have a significant impact on the Company's consolidated statements of operations.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue by Category
The following tables present the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2018.

For the Three Months Ended September 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$8,477	$2,180	$1,679	$—	$12,336
Performance fees	—	—	—	—	—
Other revenues and fees	1,558	—	—	1,211	2,769
Total revenues from contracts with customers	$10,035	$2,180	$1,679	$1,211	$15,105

For the Nine Months Ended September 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$25,244	$6,223	$4,919	$—	$36,386
Performance fees	—	—	—	—	—
Other revenues and fees	5,323	—	—	2,813	8,136
Total revenues from contracts with customers	$30,567	$6,223	$4,919	$2,813	$44,522

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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.3 million as of September 30, 2018. During the three months ended September 30, 2018, the Company recognized revenue from amounts included in deferred revenue of $0.1 million and received cash deposits of $0.2 million. During the nine months ended September 30, 2018, the company recognized revenue from amounts included in deferred revenue of $0.5 million and received cash deposits of $0.5 million.
The Company did not have any contract assets as of September 30, 2018 or December 31, 2017.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Comparative Tables
As the Company adopted the new revenue guidance (ASC 606) under the modified retrospective method, the Company is required to present what the Company's revenues would have been under the previous revenue guidance (ASC 605). The following tables present the reconciliation between the financial statement line items reported on the condensed consolidated balance sheet as of September 30, 2018 under ASC 606 to what would have been reported under the previous guidance ASC 605.

	As of September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Assets	(Amounts in thousands)
Performance fees receivable	$—	$1,134	$1,134
Other assets	15,421	773	16,194
Liabilities
Accounts payable, accrued expenses and other liabilities	37,068	134	37,202
Equity
Accumulated deficit	(17,591)	343	(17,248)
Non-controlling interests in Medley LLC	(89,431)	1,430	(88,001)

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the reconciliation between the Company's reported condensed consolidated statement of operations for the three and nine months ended September 30, 2018 under ASC 606 to what would have been reported under the previous revenue recognition guidance, ASC 605.

	For the three months ended September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands, except share and per share data)
Management fees	$12,336	$—	$12,336
Performance fees	—	(1,251)	(1,251)
Other revenues and fees	2,769	(691)	2,078
Investment income (loss):
Carried interest	(326)	—	(326)
Other investment loss	(382)	—	(382)
Total Revenues	14,397	(1,942)	12,455

Expenses
Compensation and benefits	6,320	—	6,320
Performance fee compensation	(79)	—	(79)
General, administrative and other expenses	6,244	(658)	5,586
Total Expenses	12,485	(658)	11,827

Other Income (Expense)
Dividend income	962	—	962
Interest expense	(2,717)	—	(2,717)
Other expense, net	2,711	—	2,711
Total Other Expense, Net	956	—	956
Income (loss) before provision for income taxes	2,868	(1,284)	1,584
Provision for income taxes	450	(201)	249
Net Income (Loss)	2,418	(1,083)	1,335
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	—	3,866
Net loss attributable to non-controlling interests in Medley LLC	(963)	(879)	(1,842)
Net Loss Attributable to Medley Management Inc.	$(485)	$(204)	$(689)

Net Loss Per Share of Class A Common Stock:
Basic	$(0.15)	$(0.04)	$(0.19)
Diluted	$(0.15)	$(0.04)	$(0.19)
Weighted average shares outstanding - Basic and Diluted	5,591,123	—	5,591,123

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	For the nine months ended September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands, except share and per share data)
Management fees	$36,386	$—	$36,386
Performance fees	—	(1,853)	(1,853)
Other revenues and fees	8,136	(1,312)	6,824
Investment income (loss):
Carried interest	271	—	271
Other investment loss	(849)	—	(849)
Total Revenues	43,944	(3,165)	40,779

Expenses
Compensation and benefits	21,991	—	21,991
Performance fee compensation	(112)	—	(112)
General, administrative and other expenses	15,095	(1,266)	13,829
Total Expenses	36,974	(1,266)	35,708

Other Income (Expense)
Dividend income	3,351	—	3,351
Interest expense	(8,113)	—	(8,113)
Other expense, net	(11,055)	—	(11,055)
Total Other Expense, Net	(15,817)	—	(15,817)
Loss before provision for income taxes	(8,847)	(1,899)	(10,746)
Provision for income taxes	835	(179)	656
Net Loss	(9,682)	(1,720)	(11,402)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,112)	—	(3,112)
Net loss attributable to non-controlling interests in Medley LLC	(4,729)	(1,395)	(6,124)
Net Loss Attributable to Medley Management Inc.	$(1,841)	$(325)	$(2,166)

Net Loss Per Share of Class A Common Stock:
Basic	$(0.49)	$(0.06)	$(0.55)
Diluted	$(0.49)	$(0.06)	$(0.55)
Weighted average shares outstanding - Basic and Diluted	5,539,804	—	5,539,804
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Equity method investments, at fair value	$14,060	$14,136
Investment in shares of MCC, at fair value	29,632	40,491
Investment held at cost less impairment	508	—
Investments of consolidated fund	2,085	2,005
Total investments, at fair value	$46,285	$56,632
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and nine months ended September 30, 2018 and 2017.
As of September 30, 2018 and December 31, 2017, the Company’s carrying value of its equity method investments was $14.1 million. The Company's equity method investment in shares of Sierra Income Corporation (“SIC” or "Sierra"), a related party, were $7.8 million and $8.5 million as of September 30, 2018 and December 31, 2017, respectively. The remaining balance as of September 30, 2018 and December 31, 2017 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company elected a change in accounting policy and, as of January 1, 2018, accounts for them under the equity method of accounting. In addition, commencing on January 1, 2018, performance fees due to the Company are included as a part of equity method investments within investments, at fair value rather than as a component of performance fees receivable on the Company's condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the balance due to the Company for such performance fees was $0.5 million and $0.2 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of September 30, 2018 and December 31, 2017, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three and nine months ended September 30, 2018, the Company recognized unrealized gains of $2.7 million and unrealized losses of $10.9 million, respectively, which were included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company recorded unrealized losses of $3.0 million and $5.4 million, respectively, as a component of other comprehensive income.
Investment Held at Cost Less Impairment
Effective January 1, 2018, the Company elected to use the measurement alternative provided under ASC 321, Investments- Equity Securities and measure its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The carrying amount of this investment was $0.5 million as of both September 30,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2018 and December 31, 2017. Prior to January 1, 2018, the Company's investment in CK Pearl was accounted for under the equity method. The carrying value of the Company's investment in CK Pearl is determined based on the financial information provided to the Company by the fund manager and the likelihood of recovering the Company's investment in the fund.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of September 30, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.7 million of senior secured loans. As of December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans Refer to Note 5 "Fair Value Measurements" for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value (in thousands):

	As of September 30, 2018
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$234	$—	$1,851	$2,085
Investment in shares of MCC	29,632	—	—	29,632
Total Assets	$29,866	$—	$1,851	$31,717

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in shares of MCC	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496
Included in investments of consolidated fund as of September 30, 2018 are Level I assets of $0.2 million in equity investments and Level III assets of $1.9 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and nine months ended September 30, 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy (in thousands):

	Level III Financial Assets as of September 30, 2018
	Balance at December 31, 2017	Purchases	Transfers In or (Out) of Level III	Unrealized Depreciation	Sale of Level III Assets	Balance at September 30, 2018
Investments of consolidated fund	$1,570	492	—	(8)	(203)	$1,851
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2018.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

6. OTHER ASSETS
Other assets consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,265 and $2,370, respectively	$3,318	$4,160
Security deposits	1,975	1,975
Administrative fees receivable (Note 11)	1,589	1,903
Deferred tax assets, net of valuation allowance of $742 as of September 30, 2018 (Note 12)	5,316	2,777
Due from affiliates (Note 11)	1,369	2,979
Prepaid expenses and taxes	548	1,353
Other assets	1,306	2,115
Total other assets	$15,421	$17,262
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,035 and $3,266, respectively	$50,560	$50,329
2024 Notes, net of unamortized premium and debt issuance costs of $2,132 and $2,437, respectively	66,868	66,563
Total senior unsecured debt	$117,428	$116,892
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $52.3 million as of September 30, 2018.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended September 30, 2018 and 2017, and $3.0 million for each of the nine months ended September 30, 2018 and 2017.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility (Note 8) with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $69.2 million as of September 30, 2018.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.1 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.
8. LOANS PAYABLE
Loans payable consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $274 and $767, respectively	$9,726	$9,233
Total loans payable	$9,726	$9,233
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three and nine months ended September 30, 2018, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. In September 2018, the Company requested and received a waiver from City National Bank that permits the Company to exclude the Maximum Net Leverage Ratio covenant with respect to the fiscal periods ending on each of September 30, 2018 and December 31, 2018. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. As of September 30, 2018, there were no events of default under the Revolving Credit Facility.
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
During the nine months ending September 30, 2017, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility, were $1.5 million. There was no interest expense under the Term Loan Facility for the three months ending September 30, 2017.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for each of the three months ending September 30, 2018 and 2017, respectively, and $1.0 million for each of the nine months ended September 30, 2018 and 2017, respectively. The fair value of the outstanding balance of the notes was $10.0 million as of September 30, 2018 and $10.1 million as of December 31, 2017.
Contractual Maturities of Loans Payable
As of September 30, 2018, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Accrued compensation and benefits	$3,334	$6,835
Due to affiliates (Note 11)	7,184	7,315
Due to former redeemable non-controlling interest in SIC Advisors LLC (Note 15)	12,275	—
Revenue share payable (Note 10)	3,147	3,841
Accrued interest	1,294	1,294
Professional fees	3,401	1,366
Deferred rent	2,110	2,506
Deferred tax liabilities (Note 13)	—	92
Performance fee compensation payable	—	111
Accounts payable and other accrued expenses	4,323	1,770
Total accounts payable, accrued expenses and other liabilities	$37,068	$25,130

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ending September 30, 2018 and 2017, and $1.8 million for each of the nine months ending September 30, 2018 and 2017.
As of September 30, 2018 future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining in 2018	$676
2019	2,710
2020	2,833
2021	2,430
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$12,903

Consolidation of Business Activities
During the three months ended March 31, 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the three and nine months ended September 30, 2018, the Company recorded less than $0.1 million and $2.3 million in severance costs, respectively. In addition, the company incurred a $0.1 million loss from subleasing its San Francisco office during the nine months ended September 30, 2018.
Capital Commitments to Funds
As of September 30, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 8). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2018 and December 31, 2017, this obligation amounted to $3.1 million and $3.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

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
Total revenues recorded under these agreements for the three and nine months ended September 30, 2018 and 2017 are reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)
MCC Admin Agreement	$791	$860	$2,609	$2,932
SIC Admin Agreement	515	746	1,960	2,335
Funds Admin Agreements	252	305	754	924
Total administrative fees from related parties	$1,558	$1,911	$5,323	$6,191
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$809	$867
Amounts due from SIC under the SIC Admin Agreement	528	696
Amounts due from entities under the Funds Admin Agreements	252	340
Total administrative fees receivable	$1,589	$1,903
Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC.
Investments
Refer to Note 4 "Investments" for more information related to the Company's investments in related parties.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through September 30, 2018.
12. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net (loss) income per share of Class A common stock using the two-class method for the three and nine months ending September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Medley Management Inc.	$(485)	$461	$(1,841)	$1,429
Less: Allocation to participating securities	(355)	(296)	(898)	(451)
Net (loss) income available to Class A common stockholders	$(840)	$165	$(2,739)	$978

Denominator
Weighted average shares of Class A common stock outstanding	5,591,123	5,342,939	5,539,804	5,578,003
Net (loss) income per Class A share	$(0.15)	$0.03	$(0.49)	$0.18
The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units which reduces net income available to common stockholders.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 24,639,302 and 23,653,333 LLC Units and restricted LLC Units as of September 30, 2018 and 2017, respectively, to shares of Class A common stock, the impact of which would be antidilutive.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects the per share dividend amounts that the Company declared on its common stock during the three and nine months ended September 30, 2018 and 2017.

Declaration Dates	Record Date	Payment Dates	Per Share
August 8, 2017	August 23, 2017	September 6, 2017	$0.20
May 10, 2017	May 22, 2017	May 31, 2017	$0.20
February 9, 2017	February 23, 2017	March 6, 2017	$0.20

August 7, 2018	August 23, 2018	September 6, 2018	$0.20
May 10, 2018	May 24, 2018	June 1, 2018	$0.20
February 7, 2018	February 22, 2018	March 7, 2018	$0.20
13. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2018 and December 31, 2017, the Company's deferred tax assets were $5.3 million and $2.8 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of September 30, 2018 is presented net of a valuation allowance of $0.7 million. This valuation allowance was established during the nine months ended September 30, 2018 and primarily relates to the portion of the Company's deferred tax assets associated with the cumulative unrealized loss on shares of MCC. At this time, the Company considers it more likely than not that it would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses. Deferred tax liabilities were $0.1 million as of September 30, 2018 and December 31, 2017. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, amortization of tax goodwill, deferred rent, stock-based compensation and depreciation.
 The Company’s effective tax rate was 15.7% and 12.5% for the three months ended September 30, 2018 and 2017, respectively, and (9.4)% and 9.2% for the nine months ended September 30, 2018 and 2017, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the nine months ended September 30, 2018 and 2017, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
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
The variance in the effective tax rate for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the aforementioned rate reduction resulting from the Tax Act, offset by the establishment of a $0.7 million valuation allowance during the nine months ended September 30, 2018, losses allocated to certain non-controlling interests which are not subject to income taxes, and during the three months ended September 30, 2018, a return to provision true up of the 2017 income tax provision.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and nine months ended September 30, 2018 and 2017. As of and during the nine months ended September 30, 2018 and 2017, there were no uncertain tax positions taken that were not more likely than not to be sustained.
14. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended September 30, 2018 and 2017, and $3.8 million for each of the nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018 and 2017, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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
During the three and nine months ended September 30, 2018, the Company recorded a reversal of performance fee compensation expense of $0.1 million. The Company recorded a reversal of performance fee compensation of less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. As of December 31, 2017, total performance fee compensation payable for these awards was $0.1 million and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. There was no liability for these awards as of September 30, 2018.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

On November 12, 2018, the Company's board of directors approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees (each, an “Awardee”) involved in and instrumental to the success of the Company’s Tactical Opportunities (“Tac Ops”) transactions, have been awarded certain carried interest percentage awards (each, a “Carried Interest Percentage”) entitling the Awardee to a specified allocation of the carried interest earned on third party capital in connection with each of the Company’s four respective Tac Ops funds. The Carried Interest Percentages is issued in consideration of services to be rendered, and is intended to constitute a “profits interest” as that term is used in IRS Revenue Procedures 93-27 and 2001-43.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and nine months ended September 30, 2018, the Company's accrued contributions to the plan were $0.1 million and $0.5 million, respectively. The Company's accrued contributions to the plan were $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017 the Company's outstanding liability to the plan as of each of those dates was $0.5 million.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of September 30, 2018, there were 0.9 million awards available to be granted under the Plan.
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
For the three and nine months ended September 30, 2018, stock-based compensation was $1.5 million and $4.1 million, respectively. For the three and nine months ended September 30, 2017, stock based compensation was $1.2 million and $2.0 million, respectively.
A summary of RSU and restricted LLC Units activity for the nine months ended September 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,451,393	$10.44	320,000	$11.67
Granted	778,018	5.71	985,969	5.30
Forfeited	(65,805)	8.24	—	—
Vested	(337,401)	14.01	—	—
Balance at September 30, 2018	1,826,205	$8.62	1,305,969	$12.82

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of RSUs vested during the nine months ended September 30, 2018 was $4.7 million. The vesting of 337,401 RSUs resulted in the issuance of 212,746 Class A common shares, as the RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $0.7 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During the three and nine months ended September 30, 2018, less than $0.1 million and $0.6 million of previously recognized compensation was reversed relating to forfeited RSUs, respectively. Reversals of previously recognized compensation during the three and nine months ended September 30, 2017 was $0.1 million and $2.3 million, respectively. In addition, during the nine months ended September 30, 2018, the Company reclassified cumulative dividends of $0.1 million from retained earnings to other compensation expense as a result of such forfeited RSUs. Cumulative dividends reclassified from retained earnings for each of the three and nine months ended September 30, 2018 was less than $0.1 million. Cumulative dividends reclassified from retained earnings to other compensation during the three and nine months ended September 30, 2017 was less than $0.1 million and $0.5 million, respectively, as a result of forfeited RSUs. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of September 30, 2018 was $15.8 million and is expected to be recognized over a weighted average period of 3.4 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
15. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the nine months ended September 30, 2018 and 2017 are reflected in the table below:

	For the Nine Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Beginning balance	$53,741	$30,805
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(3,120)	4,699
Contributions	—	23,000
Distributions	(5,155)	(4,540)
Change in fair value of available-for-sale securities	—	(28)
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC	(965)	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to accounts payable, accrued expenses and other liabilities	(12,275)	—
Ending balance	$32,226	$53,936

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. On July 31, 2018, a DMA Termination event occurred and the membership units owned by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to accounts payable, accrued expenses and other liabilities based on its fair value as of the DMA Termination date. The fair value of the non-controlling interest was determined to be $12.3 million on the DMA Termination date and was adjusted through a charge to non-controlling interests in Medley LLC. The Company will use the effective interest rate method to accrete the liability to the amount ultimately to be paid. The amount due will be paid in quarterly installments over a four year period. Each quarterly payment shall equal the amount that the minority interest holder would have been allocated had it remained a member, as adjusted, in accordance with SIC Advisors LLC's operating agreement, as amended. On a cumulative basis, the total impact to the statement of operations will be the difference between the fair value of the non-controlling interest on the DMA Termination date and the actual cash payments made to pay down the balance due to the minority interest holder. This amount will be recognized over a period of four years as a component of interest expense.
During the three and nine months ended September 30, 2018, profits allocated to this non-controlling interest was $0.4 million and $2.1 million, respectively, and distributions paid were $0 and $2.3 million, respectively. During the three and nine months ended September 30, 2017, profits allocated to this non-controlling interest was $1.2 million and $3.1 million, respectively, and distributions paid were $1.0 million and $3.1 million, respectively. As of September 30, 2018, there was no balance of redeemable non-controlling interest in SIC Advisors LLC. As of December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.5 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of September 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $32.9 million and $40.6 million as of September 30, 2018 and December 31, 2017, respectively. Total contributions to the Joint Venture amounted to $53.8 million through September 30, 2018 and 2017, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months ended September 30, 2018, profits allocated to this non-controlling interest was $3.5 million and during the nine months ended September 30, 2018, losses allocated were $4.9 million. During the three and nine months ended September 30, 2017, profits allocated to this non-controlling interest was $0.9 million and $1.8 million, respectively. Distributions paid during the three and nine months ended September 30, 2018 were $0.8 million and $2.9 million, respectively. During the three and nine months ended September 30, 2017 distributions paid were $0.5 million and $1.4 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and nine months ended September 30, 2018, net losses allocated to this redeemable non-controlling interest was $0.1 million and $0.3 million, respectively. As of September 30, 2018 and December 31, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million and $(0.4) million, respectively.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
17. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, except as disclosed below.
On November 7, 2018, the Company’s Board of Directors declared a dividend of $0.20 per share of Class A common stock for the third quarter of 2018. The dividend will be paid on December 12, 2018 to stockholders of record as of November 28, 2018.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $2.0 billion as of September 30, 2018.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of September 30, 2018.
As of September 30, 2018, we had $4.8 billion of AUM, $2.0 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of September 30, 2018 declined by 9% year over year which was driven primarily by the termination of MCC's revolver commitment with ING, distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2018 was 22% and our compounded annual Fee Earning AUM growth rate was 16%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of September 30, 2018, we had $2.9 billion of Fee Earning AUM which consisted of $1.8 billion in permanent capital vehicles and $1.1 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. We believe that our ability to directly originate, structure and lead deals enables us to achieve these goals. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate, which we believe positions our business well for rising interest rates.
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

For the three and nine months ended September 30, 2018, 83% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of November 6, 2018:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.4% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) Management LLC.

(4)
Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor I LLC holds 100% of the outstanding Preferred Interest in each of Medley Seed Funding I LLC and Medley Seed Funding II LLC.

(5)
Medley Seed Funding III LLC holds 100% of the senior preferred interest, Strategic Capital Advisory Services, LLC holds 100% of the junior preferred interest, and Medley LLC holds 100% of the common interest in STRF Advisors LLC.

(6)	Medley LLC holds 95.5% of the Class B economic interests in MCOF Management LLC.

(7)	Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor II LLC holds 100% of the outstanding Preferred Interest in Medley Seed Funding III LLC.

(8)	Medley GP Holdings LLC holds 95.5% of the Class B economic interests in MCOF GP LLC.

(9)
Certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

(10)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.

Agreement and Plan of Merger
On August 9, 2018 we entered into a definitive agreement to merge with Sierra Income Corporation. Pursuant to the Agreement and Plan of Merger by and among us, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), we will merge with and into Merger Sub, and our existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. The Company’s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them. Each share of Class B common stock issued and outstanding immediately prior to the effective date of the merger will be canceled without consideration therefor.

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation ("MCC") and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by our shareholders, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first quarter of 2019.

Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $2.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

For additional information related to the merger, please refer to our transaction statement on Schedule 13E-3 filed with the SEC on November 7, 2018 and Preliminary Joint Proxy Statement/Prospectus of Sierra Income Corporation on Form N-14 also filed with the SEC on November 7, 2018.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the nine months ended September 30, 2018, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
Revenues
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2018, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Expenses
Compensation and Benefits. Compensation and benefits consists primarily of salaries, discretionary bonuses and benefits paid and payable to our employees and stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures when they occur, and expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers for the three months ending September 30, 2018 and 2017 and $1.9 million for the nine months ending September 30, 2018 and 2017. During the three and nine months ending September 30, 2018 and 2017, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(1,448)	$2,633	$(6,570)	$9,986
Net (loss) income per Class A common stock	$(0.15)	$0.03	$(0.49)	$0.18
Net (Loss) Income Margin (1)	(10.1)%	15.9%	(15.0)%	21.2%
Weighted average shares - Basic and Diluted	5,591,123	5,342,939	5,539,804	5,578,003

Non-GAAP Data:
Core Net Income	$1,889	$3,851	$5,163	$13,171
Core EBITDA	$5,582	$7,592	$15,941	$23,737
Core Net Income Per Share	$0.06	$0.09	$0.16	$0.28
Core Net Income Margin	12.5%	15.9%	11.0%	18.2%
Pro-Forma Weighted Average Shares Outstanding	32,174,946	30,777,252	31,539,125	30,922,950

Other Data (at period end, in millions):
AUM	$4,796	$5,296	$4,796	$5,296
Fee Earning AUM	$2,891	$3,241	$2,891	$3,241

(1)	Net Income (Loss) Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM for the three months ending September 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, June 30, 2018	$2,192	$2,844	$5,036	44%	56%
Commitments (1)	(162)	40	(122)
Distributions (2)	(21)	(39)	(60)
Change in fund value (3)	(34)	(24)	(58)
Ending balance, September 30, 2018	$1,975	$2,821	$4,796	41%	59%

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
AUM was $4.8 billion as of September 30, 2018 compared to $5.0 billion of AUM as of June 30, 2018. Our permanent capital vehicles decreased by $217.0 million as of September 30, 2018, primarily due to the reduction in committed debt as a result of the termination of MCC's revolver commitment with ING. Our long-dated private funds and SMAs decreased AUM by $23.0 million.
The table below provides the roll forward of AUM for the nine months ending September 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(203)	115	(88)
Distributions (2)	(66)	(114)	(180)
Change in fund value (3)	(93)	(41)	(134)
Ending balance, September 30, 2018	$1,975	$2,821	$4,796	41%	59%

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
AUM was $4.8 billion as of September 30, 2018 compared to $5.2 billion of AUM as of December 31, 2017. Our permanent capital vehicles decreased by $362.0 million as of September 30, 2018, primarily due to the termination of MCC's revolver commitment with ING. Our long-dated private funds and SMAs decreased AUM by $40.0 million.
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
Components of Fee Earning AUM

	As of
	September 30, 2018	December 31, 2017
	(Amounts in millions)
Fee earning AUM based on gross asset value	$1,814	$2,090
Fee earning AUM based on capital commitments	20	126
Fee earning AUM based on invested capital or NAV	1,057	942
Total fee earning AUM	$2,891	$3,158
As of September 30, 2018, fee earning AUM based on gross asset value decreased by $276.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on gross asset value was primarily due to a decrease in the gross asset fair values and a decrease in leverage in the permanent capital vehicles.
As of September 30, 2018, fee earning AUM based on capital commitments decreased $106.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on capital commitments was due to one of our long-dated funds, whose fee earning AUM was based on its capital commitments during its investment period, exiting its investment period.
As of September 30, 2018, fee earning AUM based on invested capital or NAV increased by $115.0 million, compared to December 31, 2017. The increase in fee earning AUM based on invested capital or NAV was due to one of our long-dated funds, whose fee earning AUM was previously based on its capital commitments during its investment period, is now based on invested capital.
The table below presents the roll forward of fee earning AUM for the three months ended September 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending Balance, June 30, 2018	$1,896	$1,064	$2,960	64%	36%
Commitments (1)	(27)	60	33
Distributions (2)	(21)	(12)	(33)
Change in fund value (3)	(34)	(35)	(69)
Ending Balance, September 30, 2018	$1,814	$1,077	$2,891	63%	37%

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
Total fee earning AUM decreased by $69.0 million, or 2%, to $2.9 billion as of September 30, 2018 compared to June 30, 2018, primarily due to changes in fund value.

The table below presents the roll forward of fee earning AUM for the nine months ended September 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(116)	214	98
Distributions (2)	(66)	(100)	(166)
Change in fund value (3)	(94)	(105)	(199)
Ending Balance, September 30, 2018	$1,814	$1,077	$2,891	63%	37%

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
Total fee earning AUM decreased by $267.0 million, or 8%, to $2.9 billion as of September 30, 2018 compared to December 31, 2017, primarily due to changes in fund value and distributions.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 391 investments and have invested a total of $2.3 billion. As of September 30, 2018, the fee earning AUM was $1.1 billion. The performance for SIC as of September 30, 2018 is summarized below:

Annualized Net Total Return(1):	4.7%
Annualized Realized Losses on Invested Capital:	1.4%
Average Recovery(3):	61.7%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 230 investments and have invested a total of $2.2 billion. As of September 30, 2018, excluding Medley SBIC LP, the fee earning AUM was $530 million. The performance for MCC as of September 30, 2018 is summarized below:

Annualized Net Total Return(2):	1.6%
Annualized Realized Losses on Invested Capital:	2.8%
Average Recovery(3):	41.2%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, primarily due to size. Since inception, we have provided capital for a total of 49 investments and have invested a total of $472 million. As of September 30, 2018, the fee earning AUM was $212 million. The performance for Medley SBIC fund as of September 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.0%
Net Investor Internal Rate of Return(5):	5.6%
Annualized Realized Losses on Invested Capital:	1.8%
Average Recovery:	26.3%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 86 investments and have invested a total of $963 million. As of September 30, 2018, the fee earning AUM was $225 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.3%
Net Investor Internal Rate of Return(6):	4.1%
Annualized Realized Losses on Invested Capital:	2.4%
Average Recovery(3):	36.7%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 45 investments and have invested a total of $203 million. As of September 30, 2018, the fee earning AUM was $114 million. The performance for MOF III as of September 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.5%
Net Investor Internal Rate of Return(6):	5.8%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Other Long-Dated Private Funds and Permanent Capital Vehicles
We launched Sierra Total Return Fund (“STRF”), a public non-traded permanent capital vehicle, in June 2017. The Fund seeks to provide a total return through a combination of current income and long-term capital appreciation by investing in a portfolio of debt securities and fixed-income related equity securities.

We launched Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) in May 2017. MOF III Offshore invests in senior secured loans made to middle market private borrowers in the US.

We launched Aspect-Medley Investment Platform A LP (“Aspect”) in November 2016 and Aspect-Medley Investment Platform B LP (“Aspect-B”) in May 2018 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.

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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of September 30, 2018 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 211 investments and have invested a total of $1.2 billion. As of September 30, 2018, the fee earning AUM in our SMAs was $614 million. The aggregate performance of our SMAs as of September 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.6%
Net Investor Internal Rate of Return(7):	6.2%
Annualized Realized Losses on Invested Capital:	1.9%
Average Recovery(3):	34.4%

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2018. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of September 30, 2018, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 13.6%.

(6)
Net Internal Rate of Return for MOF II and MOF III was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(7)
Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $447, $1,393, $447 and $1,937, respectively)	$12,336	$14,838	$36,386	$41,934
Performance fees	—	(167)	—	(1,984)
Other revenues and fees	2,769	2,016	8,136	7,004
Investment income:
Carried interest	(326)	(34)	271	139
Other investment income	(382)	(91)	(849)	(101)
Total Revenues	14,397	16,562	43,944	46,992

Expenses
Compensation and benefits	6,320	6,382	21,991	17,881
Performance fee compensation	(79)	(14)	(112)	(845)
General, administrative and other expenses	6,244	3,510	15,095	8,932
Total Expenses	12,485	9,878	36,974	25,968

Other Income (Expense)
Dividend income	962	1,428	3,351	2,896
Interest expense	(2,717)	(2,718)	(8,113)	(9,131)
Other income (expense), net	2,711	(192)	(11,055)	1,399
Total Other Income (Expense), Net	956	(1,482)	(15,817)	(4,836)
Income (loss) before income taxes	2,868	5,202	(8,847)	16,188
Provision for income taxes	450	652	835	1,493
Net Income (Loss)	2,418	4,550	(9,682)	14,695
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,709
Net (loss) income attributable to non-controlling interests in Medley LLC	(963)	2,172	(4,729)	8,557
Net (Loss) Income Attributable to Medley Management Inc.	$(485)	$461	$(1,841)	$1,429

Other data (at period end, in millions):
AUM	$4,796	$5,296	$4,796	$5,296
Fee earning AUM	$2,891	$3,241	$2,891	$3,241

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Management Fees. Total management fees decreased by $2.5 million, or 17%, to $12.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $2.5 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management.

•	Our management fees from long-dated private funds and SMAs were relatively consistent during the three months ended September 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the three months ended September 30, 2018 compared to a reversal of performance fees of $0.2 million during the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future.
Other Revenues and Fees. Other revenues and fees increased by $0.8 million to $2.8 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to reimbursable origination and deal related expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's condensed consolidated statements of operations (See Note 2 to the Condensed Consolidated Financial Statements).
Investment Income. Investment income decreased by approximately $0.6 million to a loss of $0.7 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower carried interest from our private long dated funds and unrealized losses from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses of $6.3 million for the three months ended September 30, 2018 remained relatively consistent with the comparative period in 2017.
Performance Fee Compensation. Performance fee compensation remained relatively consistent and was less than $0.1 million during each of the three months ended September 30, 2018 and 2017.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.7 million to $6.2 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $2.9 million increase in professional fees. The increase in professional fees was primarily attributed to fees incurred in connection with our pending merger with SIC.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.5 million to $1.0 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense remained consistent at $2.7 million during the three months ended September 30, 2018 compared to the same period in 2017.
Other Income (Expenses), net. Other income (expenses), net increased by $2.9 million to $2.7 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was due primarily to $2.7 million of unrealized gains relating to one of our investments. The $2.7 million of unrealized gains were allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the income attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 15.7% and 12.5% for the three months ended September 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The increase in our effective tax rate is attributed primarily to losses allocated to redeemable non-controlling interests that are not subject to income taxes which result in no tax benefit being recorded in our provision and a return to provision true up of the 2017 income tax provision, offset in part by the reduction in the federal corporate tax rate from 34% to 21%, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $1.9 million to $3.9 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to the allocation of an unrealized gain on shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
Management Fees. Total management fees decreased by $5.5 million, or 13%, to $36.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $5.9 million during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management.

•	Our management fees from long-dated private funds and SMAs increased by $0.4 million to $11.1 million during the nine months ended September 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the nine months ended September 30, 2018 compared to a reversal of $2.0 million of performance fees during the same period in 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future. The reversal of previously recognized performance fees in 2017 was a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.1 million to $8.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to reimbursable origination and deal expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's condensed consolidated statement of operations (see Note 2 to the Condensed Consolidated Financial Statements).
Investment Income. Investment income decreased by $0.6 million to a loss of $0.6 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to losses from our equity method investments partially offset by higher carried interest from our private long dated funds.
Expenses
Compensation and Benefits. Compensation and benefits increased by $4.1 million, or 23% to $22.0 million for the nine months ended September 30, 2018 compared to 2017. The variance was primarily due to a $1.1 million increase in severance expense associated with the consolidation of our business activities to our New York office, a $2.1 million increase in stock-based compensation and a $1.4 million increase in employee bonus expense. The increase in stock-based compensation was attributed to an increase in the number of outstanding awards and the impact of forfeitures that occurred period over period. Bonuses are at our discretion and will vary based on individual and overall performance as well the timing of new hires and employee departures during each of the comparative periods.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.1 million during the nine months ended September 30, 2018 compared to a reversal of performance fee compensation of $0.8 million during 2017. The variance in performance fee compensation was primarily due to changes in projected future payments for which the performance fee compensation is based on.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $6.2 million to $15.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $5.4 million increase in professional fees and a $0.4 million increase in expenses related to our consolidated fund, STRF. The increase in professional fees relates to strategic initiatives including our pending merger with SIC. The increase in STRF expenses is primarily attributed to STRF commencing operations in June 2017, as a result there were nine months of operating expenses in 2018 versus four months in 2017.

Other Income (Expense)
Dividend Income. Dividend income increased by $0.5 million to $3.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to dividend income from our investment in MCC shares attributed to an increase in average shares held in 2018 compared to 2017.
Interest Expense. Interest expense decreased by $1.0 million, or 11%, to $8.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The higher expense in 2017 was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the nine months ended September 30, 2018 and 2017 was $132.6 million and $126.5 million, respectively.
Other Income (Expenses), net. Other income (expenses), net decreased by $12.5 million to $(11.1) million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to a $10.9 million unrealized loss incurred during the nine months ended September 30, 2018 related to our investment in shares of MCC. Of the $10.9 million of unrealized losses, $7.3 million was allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the net income attributed to Medley Management Inc. and income attributed to non-controlling interests in Medley LLC. During 2017, any unrealized gains or losses attributed to our investment in shares of MCC were recorded in other comprehensive income and not part of other income (expense).
Provision for Income Taxes
Our effective income tax rate was (9.4)% and 9.2% for the nine months ended September 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The variance in the effective tax rate during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to the reduction in the federal corporate tax rate from 34% to 21%, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act offset by the establishment of a $0.7 million valuation allowance against our deferred tax asset associated with the cumulative unrealized losses in shares of MCC and SIC, losses allocated to redeemable non-controlling interests that are not subject to income taxes and, during the three months ended September 30, 2018, a return to provision true up of the 2017 income tax provision.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $7.8 million to a loss of $3.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to the allocation of unrealized loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Net (loss) income attributable to Medley Management Inc.	$(485)	$461	$(1,841)	$1,429
Net (loss) income attributable to non-controlling interests in Medley LLC	(963)	2,172	(4,729)	8,557
Net income (loss) attributable to MedleyManagement Inc. and non-controlling interests in Medley LLC	$(1,448)	$2,633	$(6,570)	$9,986
Reimbursable fund startup expenses	240	596	1,304	847
IPO date award stock-based compensation	444	532	1,018	189
Other non-core items:
Unrealized losses on shares of MCC	—	—	3,543	—
Severance expense	39	20	2,263	1,184
Acceleration of debt issuance costs (1)	—	—	—	1,148
Other (2)	2,959	218	4,819	218
Income tax expense on adjustments	(345)	(148)	(1,214)	(401)
Core Net Income	$1,889	$3,851	$5,163	$13,171
Interest expense	2,717	2,718	8,113	7,982
Income taxes	795	800	2,049	1,894
Depreciation and amortization	181	223	616	690
Core EBITDA	$5,582	$7,592	$15,941	$23,737

Core Net Income Per Share	$0.06	$0.09	$0.16	$0.28

Pro-Forma Weighted Average Shares Outstanding (3)	32,174,946	30,777,252	31,539,125	30,922,950

(1)
For the nine months ended September 30, 2017, this amount relates to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)
For the three and nine months ended September 30, 2018, other items consists primarily of expenses related to our pending merger with SIC, and prior to the pending merger, the pursuit of other strategic initiatives.

(3)
The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 24,639,302 vested and unvested LLC Units for 24,639,302 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$1,889	$3,851	$5,163	$13,171
Add: Income taxes	795	800	2,049	1,894
Pre-Tax Core Net Income	$2,684	$4,651	$7,212	$15,065

Denominator
Class A common stock	5,591,123	5,342,939	5,539,804	5,578,003
Conversion of LLC Units and restricted LLC Units to Class A common stock	24,215,302	23,653,333	24,008,815	23,592,381
Restricted stock units	2,368,521	1,780,980	1,990,506	1,752,566
Pro-Forma Weighted Average Shares Outstanding	32,174,946	30,777,252	31,539,125	30,922,950
Pre-Tax Core Net Income Per Share	$0.08	$0.15	$0.23	$0.49
Less: corporate income taxes per share (1)	(0.02)	(0.06)	(0.07)	(0.21)
Core Net Income Per Share	$0.06	$0.09	$0.16	$0.28

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Margin	(10.1)%	15.9%	(15.0)%	21.2%
Reimbursable fund startup expenses (1)	1.7%	3.6%	3.0%	1.7%
IPO date award stock-based compensation (1)	3.1%	3.2%	2.3%	0.4%
Other non-core items: (1)
Unrealized losses on shares of MCC	—%	—%	8.1%	—%
Severance expense	0.3%	0.1%	5.1%	2.6%
Acceleration of debt issuance costs	—%	—%	—%	2.4%
Other	20.6%	1.3%	11.0%	0.5%
Provision for income taxes (1)	3.1%	3.9%	1.9%	3.2%
Corporate income taxes (2)	(6.2)%	(12.1)%	(5.4)%	(13.8)%
Core Net Income Margin	12.5%	15.9%	11.0%	18.2%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for 2018 and 43.0% for 2017 and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2018, we had $21.5 million in cash and cash equivalents.
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
As of September 30, 2018, the outstanding senior unsecured debt balance was $117.4 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.2 million.
See Note 7, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through September 30, 2018.
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
In addition, the credit agreement governing our Revolving Credit Facility contains financial covenants that require us to maintain a Maximum Net Leverage Ratio of not greater than 5.0 to 1.0, a Total Leverage Ratio of not greater than 7.0 to 1.0, and Core EBITDA of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using our standalone financial results and include adjustments to calculate Core EBITDA. In September 2018, we requested and received a waiver from City National Bank that permits us to exclude the Maximum Net Leverage Ratio with respect to the fiscal periods ending on each of September 30, 2018 and December 31, 2018.
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

	For the Nine Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$12,238	$6,600
Net cash used in investing activities	(1,591)	(35,224)
Net cash (used in) provided by financing activities	(25,459)	14,542
Net decrease in cash and cash equivalents	$(14,812)	$(14,082)
 Operating Activities
Our net cash flow provided by operating activities was $12.2 million and $6.6 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, net cash flow provided by operating activities was attributed to net (loss) income of $(9.7) million and $14.7 million, respectively, non-cash adjustments of $15.1 million and $5.8 million, respectively, and changes in operating assets and liabilities of $6.8 million and $(13.9) million, respectively.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our equity method investments. Purchases of fixed assets were less than $0.1 million for the nine months ended September 30, 2018 and 2017. Capital contributions to equity method investments represented a use of cash of $1.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the investments held by our consolidated fund, purchases of investments were $35.0 million during the nine months ended September 30, 2017.
Financing Activities
Dividends paid were $4.3 million and $4.4 million during the nine months ended September 30, 2018 and 2017, respectively. Distributions to non-controlling interests and redeemable non-controlling interests were $20.5 million and $21.3 million for the nine months ended September 30, 2018 and 2017, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of less than $0.1 million and $23.0 million for the nine months ended September 30, 2018 and 2017, respectively. Repurchases of Class A common stock represented a use of cash from financing activities of $3.6 million during the nine months ended September 30, 2017. There were no repurchases of Class A common stock during the nine months ended September 30, 2018. Payments of tax withholdings related to net share settlement of restricted stock units represented outflows of $0.7 million for each of the nine months ended September 30, 2018 and 2017.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses paid by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. During the nine months ended September 30, 2017, repayments of loans payable resulted in an outflow of cash of $44.8 million and proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2018.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,708	$5,333	$4,862	$—	$12,903
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 15)	5,212	7,063	—	—	12,275
Revenue share payable	1,216	1,931	—	—	3,147
Capital commitments to funds (4)	256	—	—	—	256
Total	$19,392	$14,327	$4,862	$122,595	$161,176

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
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of September 30, 2018, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2018, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.5 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of September 30, 2018, we calculated approximately a $0.6 million and $2.1 million increase in management fees for the three and nine months ended September 30, 2018, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of September 30, 2018, we calculated approximately a $0.9 million and $2.8 million decrease in management fees for the three and nine months ended September 30, 2018, respectively.
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
Short-term changes in the fair values of funds' investments usually do not impact accrued performance fees. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest performance fees are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realize cumulative performance of the investments through the end of the long-dated private funds, and SMAs lives.
We have not recognized any performance fees for the three and nine months ended September 30, 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2018, we calculated a $0.4 million decrease in Part I and II incentive fees for the three and nine months ended September 30, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2018, we calculated a $0.4 million increase in Part I incentive fees for the three and nine months ended September 30, 2018.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of September 30, 2018, we calculated approximately a $6.6 million increase in carried interest for the three and nine months ended September 30, 2018. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of September 30, 2018, we calculated approximately a $0.5 million decrease in carried interest for the three and nine months ended September 30, 2018.
Interest Rate Risk
As of September 30, 2018, we had $127.2 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K, which is accessible on the SEC's website at www.sec.gov.
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley, (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest our portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley’s common stock.
There were no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not Applicable.
Item 5.     Other Information
Carried Interest Compensation Awards

On November 12, 2018 (the “Award Date”), the board of directors (the “Board”) of Medley Management Inc. approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees (each, an “Awardee”) involved in and instrumental to the success of the Company’s Tactical Opportunities (“Tac Ops”) transactions, have been awarded certain carried interest percentage awards (each, a “Carried Interest Percentage”) entitling the Awardee to a specified allocation of the carried interest earned on third party capital in connection with each of the four respective Tac Ops funds (each, a “Tac Ops Fund”).

In connection with the adoption of the CI Plan and the issuance of the awards thereunder, effective as of the Award Date, each Awardee entered into an award letter with respect to each of the Tac Ops Funds as to which such Awardee received an award (each, an “Award Letter”), specifying such Awardee’s Carried Interest Percentage as to such Tac Ops Fund. Pursuant to the Award Letters, each Awardee is admitted as a non-managing member of the Delaware limited liability company associated with the corresponding Tac Ops Fund (each, a “Plan LLC”) to the extent of such Awardee’s Carried Interest Percentage. The Carried Interest Percentage awards are governed by the terms and subject to the conditions of the amended and restated limited liability company agreement of the respective Plan LLC (each, a “Plan LLC Agreement”). Medley Capital LLC is the managing member (the “Managing Member”) of each of the four Plan LLCs.

The CI Plan allocates to the Awardees an aggregate of 70% of the carried interest, performance allocation and incentive fees earned directly or indirectly in respect of each of the four Tac Ops Funds (“Carried Interest Proceeds”). The following table sets forth, for each of the Company’s named executive officers, the Carried Interest Percentage awarded to such person in connection with the Plan with respect to each Tac Ops Fund (expressed as a percentage of the total carried interest received by each respective Plan LLC):

	Carried Interest Percentages Awarded
Named Executive Officer	Medley Real D (Annuity) LLC	Medley Tactical Opportunities LLC	Medley Chiller Holdings LLC	Caddo Investors Holdings 1 LLC
Brook Taube	3.9%	3.1%	3.7%	3.3%
Seth Taube	3.9%	3.1%	3.7%	3.3%
Jeffrey Tonkel	3.9%	3.1%	3.7%	3.3%
Richard T. Allorto, Jr.	5.9%	4.6%	5.6%	4.9%
John D. Fredericks	5.9%	4.6%	5.6%	4.9%

In addition, Christopher Taube (the Company’s Senior Managing Director, Head of Institutional Fund Raising, and who is the brother of Messrs. Brook and Seth Taube, the Company’s Co-Chief Executive Officers and Co-Chairmen of the Board), was awarded the following Carried Interest Percentages under the Plan: Medley Real D (Annuity) LLC (9.8%), Medley Tactical Opportunities LLC (7.7%), Medley Chiller Holdings LLC (9.3%), and Caddo Investors Holdings 1 LLC (8.2%). Company employees other than the named executive officers and Mr. Christopher Taube as referred to above, have been granted awards under the Plan consisting of the following Carried Interest Percentages in the aggregate for all such other employees: Medley Real D (Annuity) LLC (36.6%), Medley Tactical Opportunities LLC (44.0%), Medley Chiller Holdings LLC (38.5%), and Caddo Investors Holdings 1 LLC (42.2%).

In accordance with the Plan LLC Agreements, the Carried Interest Percentages is issued in consideration of services to be rendered, and is intended to constitute a “profits interest” as that term is used in IRS Revenue Procedures 93-27 and 2001-43. Distributions of Carried Interest Proceeds are to be made ratably to each Awardee based on each Awardee’s respective Carried Interest Percentages, at such times as the Managing Member determines in its discretion; provided that the Managing Member shall use commercially reasonably efforts to cause the Plan LLCs to distribute Carried Interest Proceeds to the Awardees reasonably promptly upon receipt, and no less frequently than quarterly, and to distribute to the Awardees certain amounts in respect of minimum tax distributions. Distributions to Awardees are to be made in cash to the extent the relevant proceeds are received by the Plan LLC in cash, with in-kind distributions also permitted in certain circumstances as provided in the Plan LLC Agreements. In the event of any obligation on the part of any Plan LLC or the Managing Member, pursuant to the agreement governing the underlying Tac Ops Fund, to make a payment to the Tac Ops Fund or its investors in respect of a clawback of the related Carried Interest Proceeds, the Managing Member may demand that the Awardees render payment back to the Plan LLC of their respective pro rata shares of the clawback obligation.

Pursuant to the terms and subject to the conditions of the Plan LLC Agreements, the Company, in its capacity as the Managing Member of each of the Plan LLCs, may admit additional non-managing members to the Plan LLCs on such terms as the Managing Member may approve, and may create interests of separate classes in the Plan LLCs which interests shall have the rights, powers and duties as set forth in the respective Plan LLC Agreement, in an addendum thereto or in an award letter. To the extent an Awardee ceases to be an officer or employee of the Company or any of its affiliates for any reason (a “Non-Continuing Member”), such Awardee’s Carried Interest Percentage shall be subject to adjustment in accordance with the Plan LLC Agreements, which provide generally that (i) to the extent an Awardee becomes a Non-Continuing Member following the occurrence of “Cause” (as defined and determined pursuant to the Plan LLC Agreements), the Carried Interest Percentages of such Awardee shall be reduced to zero (with such reduction in the Carried Interest Percentages of the Non-Continuing Member reallocated to the Managing Member unless otherwise determined by the Managing Member) and such person shall not be entitled to any further distributions from the Plan LLC, and (ii) to the extent an Awardee becomes a Non-Continuing Member due to any reason other than Cause, the Carried Interest Percentages of such Member shall not be subject to any reduction. Notwithstanding the foregoing, the Managing Member may, in its discretion, reduce all or any Carried Interest Percentage of any Non-Continuing Member by a lesser amount than that which would apply under the foregoing principles.

The above description of the CI Plan, the Carried Interest Percentage awards thereunder and the terms and conditions thereof, is subject in all respects to the full texts of the form of Award Letter for the CI Plan and the form of Amended and Restated

Limited Liability Company Agreement for the Plan LLCs, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively, and are incorporated into this Item 5 by reference.

Item 6.     Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc. (incorporated by reference to Exhibit 2.1 to Medley Management Inc.'s Current Report on Form 8-K (File No. 001-36638) filed on August 15, 2018).

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)