Form 10-K
period 2018-12-31
MEDLEY MANAGEMENT INC.
filed 2019-04-01
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     Yes   ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of registrant's voting and non-voting common equity held by non-affiliates was approximately $19,320,765. The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 27, 2019 was 5,817,298. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 27, 2019 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

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

•	anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable;

•	our ability to realize anticipated cost savings and efficiencies from consolidating our business activities to our New York office; and

•
On August 9, 2018, Medley Management Inc. entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation ("Sierra" or "SIC"), pursuant to which Medley Management Inc. will merge with and into Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), and Medley Management Inc.'s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of Medley Management Inc., MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, Medley Management Inc. and Medley LLC can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.
Because forward-looking statements, such as the time frame in which the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley Management Inc.'s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley Management Inc.; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley Management Inc. to prevent any material adverse effect relating thereto; and certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley Management Inc., (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful, and (iv) the possibility that stockholder activism related to or arising out of the proposed transactions could impede the parties' ability to close the transactions. Additional risks and uncertainties specific to Sierra, MCC, and Medley Management Inc., include, but are not limited to, (i) the costs and expenses that Sierra, MCC, and Medley Management Inc., have incurred, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that litigation relating to the proposed transactions may have on any of Sierra, MCC, and Medley Management Inc., (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future, (vii) the ability of Medley Management Inc. to grow its fee earning assets under management, (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley Management Inc. prior to the proposed transactions, and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley’s common stock.

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

Unless the context suggests otherwise, references herein to the “Company,” “Medley,” “we,” “us” and “our” refer to Medley Management Inc., Medley LLC and its consolidated subsidiaries and, for periods prior to May 29, 2014, Medley LLC, Medley GP Holdings LLC and their combined and consolidated subsidiaries.
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

•
“Consolidated Funds” refers to, with respect to periods after December 31, 2013 and before January 1, 2015, MOF II, with respect to periods prior to January 1, 2014, MOF I LP, MOF II and MOF III, subsequent to its formation; and, with respect to periods after May 31, 2017, Sierra Total Return Fund, subsequent to its formation;

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

•
“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of MCC, Sierra Income Corporation (“SIC” or "Sierra"), and Sierra Total Return Fund ("STRF"). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed;

•	“SMA” refers to a separately managed account;

•	"standalone" refers to our financial results without the consolidation of any fund(s); and

•	"Tac Ops" refers to Medley Tactical Opportunities LLC.

v

PART I.
Item 1.     Business
Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. For over 17 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are Business Development Companies "BDCs", and a credit interval fund, as well as long-dated private funds and Separately Managed Accounts ("SMAs"), with a primary focus on senior secured credit. As of December 31, 2018, we had $4.7 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2018 was 21%, and our compounded annual Fee Earning AUM growth rate was 15%, which have both been driven in large part by the growth in our permanent capital vehicles. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
In general, our institutional investors do not have the right to withdraw capital commitments and to date; we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors — Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund's operations and performance.”
The diagram below presents the historical correlation between growth in our AUM, fee earning AUM and management fees.
(1) Presented on a standalone basis
Direct origination, credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009 and the ongoing after-effects including market turbulence and volatility. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2018, approximately 74% of the combined portfolios investments were in first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity between three and seven years and are typically floating rate (at December 31, 2018, approximately 77% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.
Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2018, we had 76 employees, including 38 investment, origination and credit management professionals, and 38 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.
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
Medley Capital Corporation
We launched MCC (NYSE: MCC) (TASE:MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a BDC with approximately $0.7 billion in AUM as of December 31, 2018. MCC has demonstrated a 17% compounded annual growth rate of AUM from inception through December 31, 2018.
Sierra Income Corporation
We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. As of December 31, 2018, AUM has grown to $1.2 billion, and has demonstrated an 88% compounded annual growth rate of AUM from inception through December 31, 2018.
Sierra Total Return Fund
We launched STRF (NASDAQ:SRNTX), our first interval fund, in January 2017. STRF is a continuously offered, non-diversified, closed-end investment management company that is operated as an interval fund. The fund commenced investment operations in June 2017.
Long-Dated Private Funds
We launched MOF I, our first long-dated private fund, in 2006, MOF II, our second long-dated private fund, in 2010, MOF III, our third long-dated private fund, in 2014, MCOF and Aspect, our fourth and fifth long-dated private funds, respectively, in 2016, and MOF III Offshore, our sixth long-dated private fund, in 2017. In 2018, we launched Aspect B. Our long-dated private funds are managed through partnership structures, in which limited partnerships organized by us accept commitments or funds for investment from institutional investors and high net worth individuals, and a general partner makes all policy and investment decisions, including selection of investment advisers. Affiliates of Medley LLC serve as the general partners and investment advisers to our long-dated private funds. The limited partners of our long-dated private funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence on the voting or disposition of the securities or assets held by such funds, although limited partners often have the right to remove the general partner or cause an early liquidation by super-majority vote. As our long-dated private funds are closed-ended, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances.

Separately Managed Accounts (SMAs)
We launched our first SMA in 2010 and currently manage twelve SMAs. In the case of our SMAs, the investor, rather than us, dictates the risk tolerances and target returns of the account. We act as an investment adviser registered under the Advisers Act for these accounts. The accounts offer customized solutions for liability driven investors such as insurance companies and typically offer attractive returns on risk based capital.
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
The purpose of changing the fee structure was to permanently reduce aggregate fees payable to MCC Advisors by MCC. Beginning January 1, 2016, in order to ensure that MCC pays MCC Advisors aggregate fees on a cumulative basis under the new fee structure that are less than the aggregate fees otherwise due under the management agreement, at the end of each quarter, MCC Advisors calculates aggregate base management fees and incentive fees on net investment income under both the new fee structure and the fee structure under the management agreement, and if, at any time after January 1, 2016, the aggregate fees on a cumulative basis under the new fee structure would be greater than the aggregate fees on a cumulative basis under the fee structure under the management agreement, MCC Advisors is only entitled to the lesser of those two amounts. Since the hurdle rate is fixed, if and as interest rates rise, it would be more likely that we would surpass the hurdle rate and receive an incentive fee based on net investment income.
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

Strategic Capital Advisory Services, LLC owned 20% of SIC Advisors LLC through July 31, 2018 and was entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees paid by SIC to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.
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
In order to align the interests of our senior professionals and the other individuals who manage our long-dated private funds with our own interests and with those of the investors in such funds, such individuals may be allocated directly a portion of the performance fees in such funds. These interests entitle the holders to share the performance fees earned from MOF II. We may make similar arrangements with respect to allocation of performance or incentive fees with respect to MOF III, MCOF, Aspect or other long-dated private funds that we may advise in the future.
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
Investment Process
Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities primarily through financial sponsors, as well as through direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants. Historically, as much as half of our annual origination volume has been derived from either repeat or referred borrowers or repeat sponsors. The other half of our annual origination volume has been sourced through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through other financial sponsors. Medley investments are well diversified across 35 industries. As of December 31, 2018, our industry exposures in excess of 10% were 12.8% in healthcare and pharmaceuticals and 12.1% in business services. Medley has a highly selective, three step underwriting process that is governed by an investment committee. This comprehensive process narrows down the investment opportunities from generally over 1,000 a year to approximately 1% to 3% originated borrowers in a year. For the year ended December 31, 2018, we sourced 970 investment opportunities across 31 borrowers and approximately $500.0 million of invested capital. As of December 31, 2018, our funds had 445 investments across 147 borrowers.
Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process also involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential as our funds have historically invested primarily in privately held companies, for which public financial information is generally unavailable. Since our inception, we have experienced annualized realized losses for 0.2% of that capital through December 31, 2018. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

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
In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of any of these types of entities, regardless of geographic location, from conducting proprietary trading or investing in or sponsoring a “covered fund,” which includes private equity funds and hedge funds (i.e., the Volcker Rule); and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, some aspects still remain to be implemented by various regulatory bodies.

The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. Certain of our funds may from time to time, directly or indirectly, invest in instruments that meet the definition of a “swap” under the Commodity Exchange Act and the CFTC’s rules promulgated thereunder. As a result, such funds may qualify as commodity pools, and the operators of such funds may need to register as commodity pool operators (“CPOs”) unless an exemption applies. Additionally, pursuant to a rule finalized by the CFTC in December 2012, certain classes of interest rate swaps and certain classes of index credit default swaps have also been subject to mandatory clearing, unless an exemption applies. Since February 2014, many of these interest rate swaps and index credit default swaps have also been subject to mandatory trading on designated contract markets or swap execution facilities. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed several rules regarding security-based swaps but has only finalized a small number of these rules.
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
Employees
As of December 31, 2018, we employed 76 individuals, including 38 investment, origination and credit management professionals, located in our New York office.
Agreement and Plan of Merger
On August 9, 2018, MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation ("Sierra" or "SIC"), pursuant to which MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra (“Merger Sub”), and Medley Management Inc.'s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.
As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange under the symbol "SRA" and the Tel Aviv Stock Exchange, with such listings expected to be effective as the closing date of the mergers. The mergers are cross conditioned upon each other and are subject to approval by the stockholders of MDLY, MCC and Sierra, receipt of an exemptive order from the SEC, an exemptive application for which has been filed by MDLY, Sierra, MCC and certain of their subsidiaries, and other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that any closing conditions will be satisfied or waived, the mergers will be completed, that the mergers will not be further delayed or that the terms of the mergers will not change. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview- Agreement and Plan of Merger."
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
Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers including tariffs, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009, and ongoing after-effects including market turbulence and volatility, continue to illustrate that the current environment is still one of uncertainty and instability for investment management business. More recently, global financial markets have experienced heightened volatility, including the June 2016 “Brexit” referendum in the United Kingdom in favor of exiting the EU and subsequent uncertainty regarding the timing and terms of the exit, the results of the 2016 U.S. presidential and 2016 and 2018 congressional elections and resulting uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short-term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs implemented by the Trump administration. For example, in February 2018, global equity markets experienced a widespread sell-off, and bonds have also declined in value. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. In addition following a sustained period of historically low interest rate levels in the United States, short-term interest rates have risen by 150 to 200 basis points since the U.S. presidential election in November 2016 with 75 to 125 bps of such amount attributable to increases seen between January 1, 2018 and December 31, 2018. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Furthermore, some of the provisions under the recently enacted tax law in the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) could have a negative impact on the cost of financing and dampen the attractiveness of credit. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, foreign exchange rates, trade volume, and fiscal and economic policies, which has heightened volatility in the U.S. and global markets and could persist for an extended period.

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
Recently enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
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
With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2018, 2017 and 2016, our investment advisory relationships with MCC and SIC represented approximately 69.0%, 74.4% and 80.3%, respectively, of our total management fees. These investment advisory relationships also represented, in the aggregate, 40.6% of our AUM at December 31, 2018. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.
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
Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2018, MCC and SIC were our only funds that relied on leverage. As of December 31, 2018, MCC had a NAV of $305.7 million, $0.7 billion of AUM and an asset coverage ratio of 212%. As of December 31, 2018, SIC had a NAV of $661.5 million, $1.2 billion of AUM and an asset coverage ratio of 265%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

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
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. . These repayment obligations may correspond to amounts previously distributed to our senior professionals prior to our IPO, with respect to which our Class A common stockholders did not receive any benefit. This obligation is known as a “clawback” obligation. Medley did not receive any carried interest distributions through December 31, 2018, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2018, we recorded a $7.2 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2018, there would be no additional amounts subject to clawback.
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
Actions by activist investors relating to our affiliates can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Stockholder activism could create perceived uncertainties, which could result in the loss of potential business opportunities and make it more difficult for us to attract and retain qualified personnel and business partners. Furthermore, stockholder activism could adversely affect our ability to effectively and timely implement strategic plans, including in connection with the proposed mergers.

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
Our business is subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, which could have a material adverse effect on our business.
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

The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability
In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, some aspects still remain to be implemented by various regulatory bodies. While we already have several subsidiaries registered as investment advisers subject to SEC examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
The implementation of the Volcker Rule could have adverse implications on our ability to raise funds from certain entities
In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The Volcker Rule may have the effect of further curtailing various banking activities that in turn could result in uncertainties in the financial markets as well as our business. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there remains uncertainty regarding the implementation of the Volcker Rule and its practical implications (including as a result of the long-term effects of the Vockler Rule, as well as potential changes to the rule in light of the OCC's August 2017 solicitation of public comments on how the rule should be revised to better accomplish its purpose), and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to our funds and their investee companies
In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, and related or similar regulations restrict credit availability, as well as potentially restrict certain of our investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to our funds and their investee companies.
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
Regulatory uncertainty could negatively impact our ability to efficiently project, plan and operate our business impacting profitability
In early February 2017, the Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills are pending in Congress that, if enacted, would amend the Dodd-Frank Act, including the Financial CHOICE Act (“CHOICE Act”), which was approved by the House of Representatives. The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted into law in 2018. The Administration has expressed support for such proposals and encouraged the House and Senate to work together to present legislation to the President as quickly as possible. Such enacted and pending legislation legislation, could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other amendments to the Dodd-Frank Act. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act and the Advisers Act.
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
We believe that base management fees are consistent and predictable. For all periods presented, over 40% of total revenues was derived from base management fees. Due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the year ended December 31, 2017, total revenue of $65.0 million included a reversal of performance fees of $2.0 million. For the year ended December 31, 2016, performance fees were 3% of our total revenues. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may cause our results for a particular period not to be indicative of our performance in a future period.
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
We have a significant amount of indebtedness. As of December 31, 2018, our total indebtedness, excluding unamortized discount, premium, and issuance costs, was approximately $146.6 million. Our substantial debt obligations could have important consequences, including:

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
Furthermore, we depend on our office in New York, where a substantial portion of our personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse effect on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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

Medley Group LLC, an entity controlled by our pre-IPO owners, holds approximately 97.7% of the combined voting power of our Class A and Class B common stock. Accordingly, our pre-IPO owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Our pre-IPO owners comprise all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. Because Medley Group LLC, as the holder of our Class B common stock, has a number of votes equal to 10 times the number of LLC Units held by all non-managing members of Medley LLC for so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding the LLC Units held by Medley Management Inc.), we anticipate that Medley Group LLC will continue to have a majority of the combined voting power of our Class A and Class B common stock even when our pre-IPO owners own less than a majority economic interest in our company.

In addition, our pre-IPO owners own 81.0% of the LLC Units. Because they hold their ownership interest in our business directly in Medley LLC, rather than through Medley Management Inc., these pre-IPO owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Medley LLC makes distributions to Medley Management Inc., the non-managing members of Medley LLC will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in Medley LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when Medley Management Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Accordingly, it is possible that the actual cash tax savings realized by Medley Management Inc. may be significantly less than the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon the $3.86 closing price of our Class A common stock on December 31, 2018 and interest rate of 4.0%, we estimate that, if Medley Management Inc. were to have exercised its termination right on December 31, 2018, the aggregate amount of these termination payments would have been approximately $63.0 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

In addition, we and our pre-IPO owners have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 24,639,302 LLC Units may be exchanged for shares of our Class A common stock and, subject to the transfer restrictions set forth in the Limited Liability Company Agreement of Medley LLC, sold. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and,therefore we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Medley LLC's tax treatment depends on its status as a partnership for United States federal and state income tax purposes. If the Internal Revenue Service (“IRS”) were to treat Medley LLC as a corporation for United States federal income tax purposes, which would subject it to entity-level taxation, or if Medley LLC were subjected to a material amount of additional entity-level taxation by individual states, then Medley LLC's cash available for distributions to us could be substantially reduced.
It is possible, in certain circumstances, for Medley LLC to be taxed as a corporation for United States federal income tax purposes. Although we do not believe that Medley LLC are or will be (or should have been) so treated, if Medley LLC were treated as a “publicly traded partnership,” Medley LLC might be taxed as a corporation for United States federal income tax purposes. If Medley LLC were taxed as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Therefore, Medley LLC's treatment as a corporation would result in a material reduction in its anticipated cash flow and could materially adversely affect its ability to make cash distributions to us. In addition, changes in current state law may subject Medley LLC to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce Medley LLC's cash available for distributions to us.
Recent legislation could subject Medley LLC to federal income tax liability, which may adversely affect its ability to make cash distributions to us.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to Medley LLC's federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from Medley LLC. If, as a result of any such audit adjustment, Medley LLC is required to make payments of taxes, penalties and interest, Medley LLC's cash available for distributions to us may be substantially reduced. These rules are not applicable to Medley LLC for tax years beginning on or prior to December 31, 2017.
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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 2018, the market price of our common stock has fluctuated from a high of $15.14 per share in the first quarter of 2015 to a low of $3.10 per share in the second quarter of 2018. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the initial public offering price.

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

As of December 31, 2018, we had 2,993,544,728 shares of Class A common stock authorized but unissued, including approximately 24,639,302 shares of Class A common stock issuable upon exchange of LLC Units that will be held by the non-managing members of Medley LLC. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited liability company agreement of Medley LLC permits Medley LLC to issue an unlimited number of additional limited liability company interests of Medley LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 4,500,000 shares of Class A common stock and LLC Units for issuance under our 2014 Omnibus Incentive Plan, including 3,128,783 shares issuable upon the vesting of restricted stock units and restricted LLC Units granted as of December 31, 2018. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.
Risks Relating to the Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation ("Sierra" or "SIC"), pursuant to which MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management, Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra (“Merger Sub”), with Merger Sub as the surviving company, and Medley Management Inc.'s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the mergers. The mergers are cross conditioned upon each other and are subject to approval by the stockholders of MDLY, MCC and Sierra, the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by MDLY, Sierra, MCC and certain of their subsidiaries, and other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that any closing conditions will be satisfied or waived, the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Agreement and Plan of Merger."
Because forward-looking statements, such as the time frame in which the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and MDLY stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and MDLY's filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and MDLY; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and MDLY to prevent any material adverse effect relating thereto; and certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of MDLY, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful, and (iv) the possibility that stockholder activism related to or arising out of the proposed transactions could impede the parties' ability to close the transactions. Additional risks and uncertainties specific to Sierra, MCC and MDLY include, but are not limited to, (i) the costs and expenses that Sierra, MCC and MDLY have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that litigation relating to the proposed transactions may have on any of Sierra, MCC and MDLY, (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future, (vii) the ability of MLDY to grow its fee earning assets under management, (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and MDLY prior to the proposed transactions, and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or MDLY’s common stock.
Item 1B.     Unresolved Staff Comments
None.

Item 2.     Properties
Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York, 10017. As discussed in Item 9B, below, during the first quarter of 2018, we initiated the consolidation of our operations to New York. We consider these facilities to be suitable and adequate for the management and operation of our business. We do not own any real property.
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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia

Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc. (“MDLY”), Sierra Income Corporation (“Sierra”), Medley Capital Corporation (“MCC”), MCC Advisors LLC (“MCC Advisors”), Medley Group LLC (“Medley Group”), and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with Sierra, and that MDLY, Sierra, MCC Advisors, Medley Group, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. The Company is considering all available options, including appeal, with respect to the Decision.

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”).  Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc.  The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties.  Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint.  A preliminary conference is scheduled to take place on April 16, 2019.  The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.  At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019).  Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, has filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually.   Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund.  Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants.  The lawsuit was filed on March 1, 2019 and is in its very initial stages.  The Company believes the claims are without merit, intends to vigorously defend them, and is contemplating counterclaims against Ms. Adler.

In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company’s financial position or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.
Item 3A.     Executive Officers of the Registrant
Medley Management Inc. (the “Manager”) is the managing member of Medley LLC. The Manager was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. The Manager's day-to day operations are conducted by the officers of the Company.
The following table sets forth certain information about our executive officers as of April 1, 2019.

Name	Age	Position
Brook Taube	49	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	49	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Jeffrey Tonkel	48	President and Director
Richard T. Allorto, Jr.	47	Chief Financial Officer
John D. Fredericks	55	General Counsel and Secretary
Brook Taube, 49, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Medley Capital Corporation since 2011, has served on the Board of Directors of Sierra Income Corporation since its inception in 2012 and the Board of Trustees of Sierra Total Return Fund since its inception in 2016. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.
Seth Taube, 49, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation since its inception in 2012, Chief Executive Officer and Chairman of the Board of Trustees of Sierra Total Return Fund since its inception in 2016 and on the Board of Directors of Medley Capital Corporation since its inception in 2011. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.
Jeffrey Tonkel, 48, joined Medley in 2011 and has served as President and as a member of the Board of Directors of Medley Management Inc. since its formation. He has also served as President of Sierra Income Corporation since July 2013, President of Sierra Total Return fund since 2016 and as a member of the Board of Directors of Medley Capital Corporation since February 2014. Prior to joining Medley, Mr. Tonkel was a Managing Director with JPMorgan from January 2010 to November 2011, where he was Chief Financial Officer of a global financing and markets business. Prior to JPMorgan, Mr. Tonkel was a Managing Director, Principal Investments, with Friedman Billings Ramsey, where he focused on merchant banking and corporate development investments in diversified industrials, energy, real estate and specialty finance. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a B.A. from Harvard University and an M.B.A. from Harvard Business School.
Richard T. Allorto, Jr., 47, has served as our Chief Financial Officer since July 2010. Mr. Allorto has also served as the Chief Financial Officer and Secretary of Medley Capital Corporation since January 2011. Mr. Allorto also served as Chief Financial Officer and Secretary of Sierra Income Corporation from April 2012 until November 2016. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.
John D. Fredericks, 55, has served as our General Counsel since June 2013. Mr. Fredericks has also served as the Chief Compliance Officer of Medley Capital Corporation and Sierra Income Corporation since February 2014 and as the Chief Compliance Officer of Sierra Total Return Fund since 2016. Prior to joining Medley, Mr. Fredericks was a partner with Winston & Strawn, LLP from February 2003 to May 2013, where he was a member of the firm’s restructuring and insolvency and corporate lending groups. Before joining Winston & Strawn, LLP, from 2000 to 2003, Mr. Fredericks was a partner with Murphy Sheneman Julian & Rogers and, from 1993 to 2000, an associate at Murphy, Weir & Butler. Mr. Fredericks was admitted to the California State Bar in 1993. Mr. Fredericks received a B.A. from the University of California Santa Cruz and a J.D. from University of San Francisco.
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

The number of holders of record of our Class A stock as of March 25, 2019 was 5. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. There is no publicly traded market for our Class B common stock, which is held by Medley Group, LLC.

Dividend Policy

During 2018 we paid quarterly dividends of $0.20 per share to holders of our Class A common stock on March 7, 2018, June 1, 2018, September 6, 2018 and December 12, 2018. On March 27, 2019, the Board of Directors declared a $0.03 per share dividend to holders of our Class A common stock in respect of the fourth quarter of 2018, which will be paid on May 3, 2019 to shareholders of record on April 15, 2019. During fiscal year 2017 we paid quarterly dividends of $0.20 per share to holders of our Class A common stock on March 6, 2017, May 31, 2017, September 6, 2017 and December 6, 2017.

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

Medley LLC's historical distributions include compensatory payments and other benefits paid to our senior professionals who are members of Medley LLC, which have historically been accounted for as distributions on the equity held by such senior professionals rather than as employee compensation. Following our IPO, guaranteed payments and other benefits paid to our senior professionals who are members of Medley LLC are accounted for as employee compensation. For the years ended December 31, 2018, 2017 and 2016, Medley LLC made distributions to our pre-IPO owners in the amount of $20.5 million, $23.2 million and $22.7 million, respectively.

Stock Performance Graph

The following graph compares the cumulative stockholder return from September 24, 2014, the date our Class A common stock began trading on the NYSE, through December 31, 2018, with that of the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index. The graph assumes that the value of the investment in our Class A common stock and each index was $100 on September 24, 2014 and that all dividends and other distributions were reinvested.

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
We derived the following selected consolidated financial data of Medley Management Inc. as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected financial condition data as of December 31, 2016 were derived from our audited consolidated financial statements not included in this Form 10-K. The following selected financial condition data as of December 31, 2014 were derived from our audited consolidated financial statements not included in this Form 10-K, which were adjusted for the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, we adopted this new guidance and retrospectively presented debt issuance costs related to our long-term debt as a deduction from the carrying amount of the associated debt on our consolidated balance sheets. As a result of this adoption, we reclassified $2.2 million as of December 31, 2014 of debt issuance costs from other assets to debt obligations. See Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in this Form 10-K for a description of the new guidance.
For periods prior to the reorganization and IPO on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO, all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. Prior to our reorganization and IPO, our business was organized as a partnership for tax purposes and was not subject to U.S. federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City's unincorporated business tax related to taxable income allocated to New York city.As a result of the corporate reorganization and IPO, Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of income from Medley LLC at prevailing corporate tax rates.
Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Statement of Operations Data:
Revenues
Management fees	$47,085	$58,104	$65,496	$75,675	$61,252
Performance fees	—	(1,974)	2,443	(3,055)	2,050
Other revenues and fees	10,503	9,201	8,111	7,436	8,871
Investment income (loss):
Carried Interest	142	230	(22)	(12,630)	—
Other investment (loss)	(1,221)	(528)	(87)	(833)	(271)
Total revenues	56,509	65,033	75,941	66,593	71,902

Expenses
Compensation and benefits	31,159	27,432	27,800	26,768	20,322
Performance fee compensation	507	(874)	(319)	(8,049)	(1,543)
Consolidated Funds expenses	—	—	—	—	1,670
General, administrative and other expenses	19,366	13,045	28,540	16,836	16,312
Total expenses	51,032	39,603	56,021	35,555	36,761

Other income (expense)
Dividend income	4,311	4,327	1,304	886	886
Interest expense	(10,806)	(11,855)	(9,226)	(8,469)	(5,520)
Other (expenses) income, net	(20,250)	1,363	(983)	(808)	(1,502)
Interest and other income of Consolidated Funds	—	—	—	—	71,468
Interest expense of Consolidated Funds	—	—	—	—	(9,951)
Net realized gain on investments of Consolidated Funds	—	—	—	—	789
Net change in unrealized depreciation on investments of Consolidated Funds	—	—	—	—	(20,557)
Net change in unrealized depreciation on secured borrowings of Consolidated Funds	—	—	—	—	1,174
Total other income (expense), net	(26,745)	(6,165)	(8,905)	(8,391)	36,787
(Loss) income before income taxes	(21,268)	19,265	11,015	22,647	71,928
Provision for income taxes	258	1,956	1,063	2,015	2,528
Net (loss) income	(21,526)	17,309	9,952	20,632	69,400
Net income attributable to non-controlling interests in Consolidated Funds	—	—	—	—	29,717
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(11,083)	6,718	2,549	(885)	1,933
Net income attributable to non-controlling interests in Medley LLC	(8,011)	9,664	6,406	18,406	$36,055
Net (loss) income attributable to Medley Management Inc.	$(2,432)	$927	$997	$3,111	$1,695

Per share data:
Dividends declared per Class A common stock	$(0.65)	$0.80	$0.80	$0.60	$0.20
Net income per Class A common stock - Basic and Diluted	$(0.65)	$0.07	$0.02	$0.46	$0.24
Weighted average shares outstanding - Basic and Diluted	5,579,628	5,553,026	5,804,042	6,002,422	6,000,000

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance Sheet Data:
Assets
Cash and cash equivalents	$17,219	$36,327	$49,666	$71,688	$87,206
Restricted cash equivalents	—	—	4,897	—	—
Investments, at fair value	36,425	56,632	31,904	16,360	9,901
Management fees receivable	10,274	14,714	12,630	16,172	15,173
Performance fees receivable	—	2,987	4,961	2,518	5,573
Other assets	14,298	17,262	18,311	13,015	7,058

Assets of Consolidated Funds:
Cash and cash equivalents	—	—	—	—	38,111
Investments, at fair value	—	—	—	—	734,870
Interest and dividends receivable	—	—	—	—	6,654
Other assets	—	—	—	—	3,681
Total assets	$78,216	$127,922	$122,369	$119,753	$908,227

Liabilities and Equity
Senior unsecured debt	$117,618	$116,892	$49,793	$—	$—
Loans payable	9,892	9,233	52,178	100,871	100,885
Due to former minority interest holder	11,402	—	—	—	—
Accounts payable, accrued expenses and other liabilities	26,739	25,130	37,255	36,569	39,390
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	—	—	—	—	5,767
Secured borrowings	—	—	—	—	141,135
Total liabilities	165,651	151,255	139,226	137,440	287,177

Redeemable Non-controlling Interests	23,186	53,741	30,805	—	—

Equity
Total stockholders' equity (deficit), Medley Management Inc.	(12,032)	(7,971)	(1,853)	(39)	(2,052)
Non-controlling interests in Consolidated Funds	—	—	—	—	625,548
Non-controlling interests in consolidated subsidiaries	(747)	(1,702)	(1,717)	(459)	1,526
Non-controlling interests in Medley LLC	(97,842)	(67,401)	(44,092)	(17,189)	(3,972)
Total (deficit) equity	(110,621)	(77,074)	(47,662)	(17,687)	621,050
Total liabilities, redeemable non-controlling interests and equity	$78,216	$127,922	$122,369	$119,753	$908,227

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 included in this Form 10-K.

Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. Over the past 17 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are BDCs and one interval fund, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.9 billion as of December 31, 2018.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of December 31, 2018.
As of December 31, 2018, we had $4.7 billion of AUM, $1.9 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of December 31, 2018 declined by 9% year over year which was driven primarily by MCC, due to voluntarily satisfying and terminating its commitments under its revolving credit facility with ING Capital LLC in accordance with its terms, along with changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2018 was 21% and our compounded annual Fee Earning AUM growth rate was 15%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of December 31, 2018, we had $2.8 billion of Fee Earning AUM which consisted of $1.8 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
For the years ended December 31, 2018, 2017 and 2016, 84%, 90% and 86%, respectively, of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses, stock-based compensation and benefits paid and payable to our employees. Performance fee compensation includes compensation related to performance fees and carried interest, generally consisting of profit interests that we grant to certain of our employees. General and administrative expenses include costs primarily related to professional services, office rent and related expenses, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses and other general operating items.
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
The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of March 25, 2019:

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

(2)
If our pre-IPO owners exchanged all of their vested and unvested LLC Units for shares of Class A common stock, they would hold 81.0% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley

Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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

(9)
Certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the carried interest earned from MOF II.

(10)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.

(11)
Certain employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Caddo Investors LLC, entitling the holders to share the carried earned from Caddo Investors Holdings I LLC.

(12)
Certain employees of Medley LLC hold approximately 69.9% of the limited liability company interests in Medley Real D Investors LLC, entitling the holders to share the carried earned from Medley Real D (Annuity) LLC.

(13)
Certain employees of Medley LLC hold approximately 70.2% of the limited liability company interests in Medley Avantor Investors LLC, entitling the holders to share the carried earned from Medley Tactical Opportunity LLC.

(14)
Certain employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Cloverleaf Investors LLC, entitling the holders to share the carried earned from Medley Chiller Holdings LLC.

Agreement and Plan of Merger
On August 9, 2018, MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation (“Sierra”), pursuant to which MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management, Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra (“Merger Sub”), and our existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. In the MDLY Merger, Medley LLC unitholders will convert their units into shares of MDLY Class A common stock and, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock, plus (ii) cash in an amount equal to$3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. Each share of Class B common stock issued and outstanding immediately prior to the effective date of the merger will be canceled without consideration therefor.
Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation ("MCC") and Sierra (the “MCC Merger Agreement”), MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement merge with and into Sierra, with Sierra as the surviving entity in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC merger effective time, other than the shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock.
As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. The Mergers are cross conditioned upon each other and are subject to approval by our shareholders, MCC and Sierra, the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by MDLY, Sierra, MCC and certain of their subsidiaries, and other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first half of 2019.
Transaction expenses, primarily consisting of professional fees, related to the proposed MDLY Merger are included in general, administrative and other expenses were approximately $3.8 million for the year ended December 31, 2018.
For additional information related to the Mergers, please refer to our transaction statement on Schedule 13E-3/A filed with the SEC on December 21, 2018 and the Registration Statement on Form N-14 that includes a joint proxy statement/Prospectus of Sierra, MCC, and MDLY  and, with respect to Sierra, constitutes a prospectus, which was filed with the SEC on December 21, 2018.

Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the year ended December 31, 2018, the domestic economy exhibited continued growth. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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

Other Revenues and Fees. We provide administrative services to certain of our vehicles that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. We also act as the administrative agent on certain deals for which we may earn loan administration fees and transaction fees. We may also earn consulting fees for providing non-advisory services related to our managed funds. Additionally, this line item includes reimbursable origination and deal expenses as well as reimbursable entity formation and organizational expenses.
Carried Interest. Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Prior to January 1, 2018, we accounted for carried interest under Method 2 of ASC 605, as previously described above. Upon adoption of the new revenue recognition standard, we reassessed our accounting policy for carried interest, and determined that carried interest is within the scope of the accounting for equity method investments, and, as such, is not within the scope of the new revenue recognition guidance. Under the equity method of accounting, we will record carried interest in a consistent manner as we historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on our consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative carried interest earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2018, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment income. Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of our equity method investments in addition to the income/expense allocations from such investments.
In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K for additional information regarding the manner in which management fees, performance fees, investment income and other fees are generated.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $2.5 million for each of the Co-Chief Executive Officers for the years ended December 31, 2018, 2017 and 2016. During the years ended December 31, 2018, 2017 and 2016, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with strategic initiatives and our IPO. It is calculated by adjusting net income attributable to Medley Management Inc. and net income attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, expenses associated with strategic initiatives, such as our pending merger with Sierra, and amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO, other non-core items and the income tax impact of these adjustments.
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

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 43.0% for 2017 and 2016, respectively, and 33.0% for 2018. Please refer to the calculation of Core Net Income Per Share in “ Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”

Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Year Ended December 31,
	2018	2017	2016

Consolidated Financial Data:
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(10,443)	$10,591	$7,403
Net income (loss) per Class A common stock	$(0.65)	$0.07	$0.02
Net Income Margin (1)	(18.5)%	16.3%	9.7%
Weighted average shares - Basic and Diluted	5,579,628	5,553,026	5,804,042

Non-GAAP Data:
Core Net Income	$4,058	$15,090	$25,531
Core EBITDA	$17,420	$29,226	$38,481
Core Net Income Per Share	$(0.12)	$0.33	$0.54
Core Net Income Margin	7.0%	15.4%	21.7%
Pro-Forma Weighted Average Shares Outstanding	31,695,208	30,851,882	30,689,412

Other Data (at period end, in millions):
AUM	$4,712	$5,198	$5,335
Fee Earning AUM	$2,785	$3,158	$3,190

(1)	Net Income Margin equals Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM from December 31, 2015 to December 31, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%
Commitments (1)	33	858	891
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(125)	(315)	(440)
Change in fund value (4)	85	32	117
Ending balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	(7)	254	247
Capital reduction (2)	(44)	—	(44)
Distributions (3)	(100)	(175)	(275)
Change in fund value (4)	(39)	(26)	(65)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(210)	116	(94)
Distributions (3)	(107)	(144)	(251)
Change in fund value (4)	(103)	(38)	(141)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%

(1)	With respect to permanent capital vehicles, represents decreases during the period through debt repayments offset, in part, by equity offerings. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

(2)	Represents the permanent reduction in equity or leverage during the period.

(3)
With respect to permanent capital vehicles, represents distributions of income and return of capital. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.

(4)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.
AUM was $4.7 billion as of December 31, 2018 compared to $5.2 billion of AUM as of December 31, 2017. Our permanent capital vehicles decreased by $420.0 million as of December 31, 2018, primarily due to MCC voluntarily satisfying and terminating its commitments under its revolving credit facility with ING Capital LLC in accordance with its terms, along with distributions and changes in fund values. Our long-dated private funds and SMAs decreased AUM by $66.0 million.
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
Components of Fee Earning AUM

	As of December 31,
	2018	2017
	(Dollars in millions)
Fee earning AUM based on gross asset value	$1,743	$2,090
Fee earning AUM based on capital commitments	20	126
Fee earning AUM based on invested capital or NAV	1,022	942
Total fee earning AUM	$2,785	$3,158
As of December 31, 2018, fee earning AUM based on gross asset value decreased by $347.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on gross asset value was primarily due to a decrease in the gross asset fair values of our permanent capital vehicles.
As of December 31, 2018, fee earning AUM based on capital commitments decreased $106.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on capital commitments was due to one of our long-dated funds, whose fee earning AUM was based on its capital commitments during its investment period, exiting its investment period.
As of December 31, 2018, fee earning AUM based on invested capital or NAV increased by $80.0 million, compared to December 31, 2017. The increase in fee earning AUM based on invested capital or NAV was primarily due to one of our long-dated funds, whose fee earning AUM was previously based on its capital commitments during its investment period, but which is now based on invested capital.

The table below presents the roll forward of fee earning AUM from December 31, 2015 to December 31, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%
Commitments (1)	22	194	216
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(126)	(285)	(411)
Change in fund value (4)	85	10	95
Ending balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	22	308	330
Distributions (3)	(100)	(178)	(278)
Change in fund value (4)	(39)	(45)	(84)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(137)	237	100
Distributions (3)	(107)	(159)	(266)
Change in fund value (4)	(103)	(104)	(207)
Ending Balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%

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
Total fee earning AUM decreased by $373.0 million, or 12%, to $2.8 billion as of December 31, 2018 compared to December 31, 2017, primarily due to changes in fund value and distributions, partially offset by capital deployment by our private funds and SMAs.
Total fee earning AUM decreased by $32.0 million, or 1%, to $3.2 billion as of December 31, 2017 compared to December 31, 2016, primarily due to distributions from all permanent capital vehicles and private funds and SMAs and realized and unrealized losses within our fund portfolios, partly offset by capital deployment by our private funds and SMAs.
Total fee earning AUM decreased by $112.0 million, or 3%, to $3.2 billion as of December 31, 2016 compared to total fee earning AUM as of December 31, 2015, primarily due to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 397 investments and have invested a total of $2.3 billion. As of December 31, 2018, its fee earning AUM was $1.0 billion. The performance for SIC as of December 31, 2018 is summarized below:

Annualized Net Total Return(1):	3.2%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	61.5%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 231 investments and have invested a total of $2.2 billion. As of December 31, 2018, excluding Medley SBIC LP, its fee earning AUM was $502 million. The performance for MCC as of December 31, 2018 is summarized below:

Annualized Net Total Return(2):	1.0%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	35.8%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, primarily due to size. Since inception, we have provided capital for a total of 51 investments and have invested a total of $499 million. As of December 31, 2018, its fee earning AUM was $212 million. The performance for Medley SBIC fund as of December 31, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.9%
Net Investor Internal Rate of Return(5):	5.7%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery:	34.9%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 86 investments and have invested a total of $971 million. As of December 31, 2018, its fee earning AUM was $226 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.1%
Net Investor Internal Rate of Return(6):	4.0%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	39.9%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 47 investments and have invested a total of $206 million. As of December 31, 2018, its fee earning AUM was $112 million. The performance for MOF III as of December 31, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.3%
Net Investor Internal Rate of Return(6):	5.8%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of December 31, 2018 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 219 investments and have invested a total of $1.2 billion. As of December 31, 2018, the fee earning AUM in our SMAs was $584 million. The aggregate performance of our SMAs as of December 31, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.4%
Net Investor Internal Rate of Return(7):	6.3%
Annualized Realized Losses on Invested Capital:	0.9%
Average Recovery(3):	34.5%

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2018. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of December 31, 2018, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 13.6%.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. The audited consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $0, $4,874 and $14,209 for the years ending 2018, 2017 and 2016, respectively)	$47,085	$58,104	$65,496
Performance fees	—	(1,974)	2,443
Other revenues and fees	10,503	9,201	8,111
Investment income:
Carried interest	142	230	(22)
Other investment income	(1,221)	(528)	(87)
Total Revenues	56,509	65,033	75,941

Expenses
Compensation and benefits	31,159	27,432	27,800
Performance fee compensation	507	(874)	(319)
General, administrative and other expenses	19,366	13,045	28,540
Total Expenses	51,032	39,603	56,021

Other Income (Expense)
Dividend income	4,311	4,327	1,304
Interest expense	(10,806)	(11,855)	(9,226)
Other (expense) income, net	(20,250)	1,363	(983)
Total Other (Expense) Income, Net	(26,745)	(6,165)	(8,905)
(Loss) income before income taxes	(21,268)	19,265	11,015
Provision for income taxes	258	1,956	1,063
Net (Loss) Income	(21,526)	17,309	9,952
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(11,083)	6,718	2,549
Net (loss) income attributable to non-controlling interests in Medley LLC	(8,011)	9,664	6,406
Net (Loss) Income Attributable to Medley Management Inc.	$(2,432)	$927	$997

Other data (at period end, in millions):
AUM	$4,712	$5,198	$5,335
Fee earning AUM	$2,785	$3,158	$3,190

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
Management Fees. Total management fees decreased by $11.0 million, or 19%, to $47.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•
Our management fees from permanent capital vehicles decreased by $10.8 million during the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management, as well as a $4.7 million decrease in Part 1 incentive fees from SIC.

•	Our management fees from long-dated private funds and SMAs decreased by $0.3 million to $14.6 million during the year ended December 31, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the year ended December 31, 2018 compared to a reversal of performance fees of $2.0 million during the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees during 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future.
Other Revenues and Fees. Other revenues and fees increased by $1.3 million to $10.5 million during the year ended December 31, 2018 compared to the same period in 2017. The increase was due primarily to reimbursable origination and deal related expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's consolidated statements of operations (See Note 2 to our Consolidated Financial Statements).
Investment Income. Investment income decreased by approximately $0.8 million to a loss of $1.1 million during the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to losses from our equity method investments and lower carried interest from our long dated private funds.
Expenses
Compensation and Benefits. Compensation and benefits increased by $3.7 million, or 14% to $31.2 million for the year ended December 31, 2018 compared to the same period in 2017. The variance was primarily due to a $2.7 million increase in stock based compensation and a $1.5 million increase in severance expense associated with the consolidation of our business activities to our New York office. These increases were partially offset by a $1.3 million decrease in salaries expense.
Performance Fee Compensation. Performance fee compensation expense amounted to $0.5 million for the year ended December 31, 2018 compared to a reversal of performance fee compensation of $0.9 million during 2017. During the fourth quarter of 2018, we granted equity awards to certain key employees of one of our business units. The equity awards were in the form of limited liability interests in certain subsidiaries which were formed for the object and purpose of receiving carried interest from certain funds managed by us. The grant date fair value of the awards was $0.6 million and was immediately recognized as performance fee compensation expense as the awards were fully vested on the date of grant.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $6.3 million to $19.4 million during the year ended December 31, 2018 compared to the same period in 2017. The increase was due primarily to a $4.7 million increase in professional fees related to strategic initiatives, including fees associated with our pending merger with SIC. The remaining increase was due primarily to reimbursable origination and deal related expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's consolidated statements of operations (See Note 2 to our Consolidated Financial Statements).
Other Income (Expense)
Dividend Income. Dividend income remained constant at $4.3 million during the year ended December 31, 2018 compared to the same period in 2017.
Interest Expense. Interest expense decreased by $1.0 million, or 9%, to $10.8 million during the year ended December 31, 2018 compared to the same period in 2017. The decrease in interest expense in 2018 was due primarily to the 2017 impact of the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the years ended December 31, 2018 and 2017 was $135.4 million and $127.8 million, respectively.
Other Income (Expenses), net. Other income (expenses), net decreased by $21.6 million to a loss of $20.3 million for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to a $19.9 million unrealized loss incurred during the year ended December 31, 2018 related to our investment in shares of MCC. Of the $19.9 million of unrealized losses, $16.3 million was allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the net income attributed to Medley LLC. During 2017, any unrealized gains or losses attributed to our investment in shares of MCC were recorded in other comprehensive income and not part of other income (expense).

Provision for Income Taxes
Our effective income tax rate was (1.2)% and 10.2% for the years ended December 31, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income or losses allocated to certain redeemable non-controlling interests which are not subject to U.S. federal, state and local corporate income taxes. The decrease in our effective tax rate from 2017 is attributed primarily to losses allocated to redeemable non-controlling interests that are not subject to income taxes which resulted in no tax benefit being recorded in our tax provision as well as the valuation allowance recorded during the year ended December 31, 2018 related to unrealized losses on our shares held of MCC. Such impact was partly offset by an increase in the effective tax rate used to calculate deferred taxes as we expect a future increase in the apportionment of taxable income to New York City resulting from consolidating our business activities to New York.
Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries decreased by $17.8 million to a loss of $11.1 million for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to the allocation of unrealized loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Management Fees. Total management fees decreased by $7.4 million, or 11%, to $58.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•
Our management fees from permanent capital vehicles decreased by $9.4 million during the year ended December 31, 2017 compared to 2016. The decrease was primarily due to a decline in Part I incentive fees of $4.6 million from SIC and $4.9 million from MCC, offset in part, by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $2.0 million for the year ended December 31, 2017, compared to 2016. The increase was primarily due to an increase in base management fees from our SMAs.

Performance Fees. There was a reversal of performance fees of $2.0 million during the year ended December 31, 2017 compared to an accrual of performance fees revenue of $2.4 million in 2016. The variance was primarily attributed to reversals of previously recognized performance fees as a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.1 million, or 13%, to $9.2 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in loan administrative and transaction fees as well as administrative fees from our permanent capital vehicles and other private funds.
Investment Income. Investment income decreased by approximately $0.2 million to a loss of $0.3 million during the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to losses from our equity method investments offset by higher carried interest from our private long dated funds.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $0.4 million, or 1% to $27.4 million for the year ended December 31, 2017 compared to 2016. The variance was primarily due to a decrease in stock compensation expense of $1.1 million as a result of forfeited RSUs as well as lower discretionary compensation accruals of $0.3 million, partly offset by an increase in severance charges of $1.0 million.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.9 million during the year ended December 31, 2017 as compared to a reversal of performance fee compensation of $0.3 million during the year ended December 31, 2016. The variance in performance fee compensation was primarily due to changes in projected future payments of $0.9 million.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $15.5 million to $13.0 million for the year ended December 31, 2017 compared to 2016. The decrease was primarily due to a $16.1 million decrease in expense support agreement expenses related to SIC and a $0.5 million decrease in professional fees. The expense support agreement with SIC expired on December 31, 2016 and, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC. The decreases in these expenses were offset, in part, by expenses related to our consolidated fund, STRF.

Other Income (Expense)
Dividend Income. Dividend income increased by $3.0 million to $4.3 million for the year ended December 31, 2017 compared to 2016. The increase was primarily due to dividend income from our investment in available for sale securities attributed to additional purchases made during 2017.
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
Other Income (Expenses), net. Other income (expenses), net increased by $2.3 million to $1.4 million for the year ended December 31, 2017 compared to 2016. The increase was primarily due to the impact of revaluation of our revenue share payable and a nonrecurring impairment charge taken during the year ended December 31, 2016 on our investment in CK Pearl Fund LLC.
Provision for Income Taxes
Our effective income tax rate was 10.2% and 9.7% for the year ended December 31, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The increase in the effective tax rate during the year ended December 31, 2017 as compared to 2016 was primarily to the impact of discrete items associated with the vesting and forfeiture of RSUs as well as the re-measurement our deferred tax asset balance as a result the enactment of the Tax Act offset, in part, by an increase in taxable income allocable to certain redeemable non-controlling interests which is not subject to corporate level income taxes.
Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests in consolidated subsidiaries increased by $4.2 million to $6.7 million for the year ended December 31, 2017 compared to the same period in 2016. The variance was primarily due to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries as well as income allocated to SC Distributors LLC for its interests in SIC Advisors.
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

	For the Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Net (loss) income attributable to Medley Management Inc.	$(2,432)	$927	$997
Net income attributable to non-controlling interests in Medley LLC	(8,011)	9,664	6,406
Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(10,443)	$10,591	$7,403
Reimbursable fund startup expenses	1,483	1,510	16,329
IPO date award stock-based compensation	1,446	461	2,811
Expenses associated with strategic initiatives	4,833	737	—
Other non-core items:
Unrealized losses on shares of MCC	3,543	—	—
Severance expense	2,730	1,184	218
Acceleration of debt issuance costs (1)	—	1,150	612
Other (2)	1,967	20	518
Income tax expense on adjustments	(1,501)	(563)	(2,360)
Core Net Income	$4,058	$15,090	$25,531
Interest expense	10,806	10,705	8,614
Income taxes	1,760	2,519	3,423
Depreciation and amortization	796	912	913
Core EBITDA	$17,420	$29,226	$38,481

Core Net Income Per Share	$0.12	$0.33	$0.54

Pro-Forma Weighted Average Shares Outstanding (3)	31,695,208	30,851,882	30,689,412

(1)
For the years ended December 31, 2017 and 2016, these amounts relate to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)
For the year ended December 31, 2018, other items consist primarily of expenses related to the consolidation of our business activities to our New York office. For the year ended December 31, 2017, other items consist of less than $0.1 million of expenses related to other expenses. For the year ended December 31, 2016, other non-core items consist of a $0.5 million impairment loss on our investment in CK Pearl Fund.

(3)	Assumes the conversion by the pre-IPO holders of up to 24,639,302 vested and unvested LLC Units for 24,639,302 shares of Class A common stock at the beginning of each period presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except share and per share amounts)
Numerator
Core Net Income	$4,058	$15,090	$25,531
Add: Income taxes	1,760	2,519	3,423
Pre-Tax Core Net Income	$5,818	$17,609	$28,954

Denominator
Class A common stock	5,579,628	5,553,026	5,804,042
Conversion of LLC Units and restricted LLC Units to Class A common stock	24,060,861	23,607,744	23,333,333
Restricted stock units	2,054,719	1,691,112	1,552,037
Pro-Forma Weighted Average Shares Outstanding	31,695,208	30,851,882	30,689,412
Pre-Tax Core Net Income Per Share	$0.18	$0.57	$0.94
Less: corporate income taxes per share (1)	(0.06)	(0.25)	(0.40)
Core Net Income Per Share	$0.12	$0.33	$0.54

(1)
Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the year ended December 31, 2018, and a combined effective corporate tax rate of 43.0% for the years ended December 31, 2017 and 2016.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Year Ended December 31,
	2018	2017	2016
Net Income Margin	(18.5)%	16.3%	9.7%
Reimbursable fund startup expenses (1)	2.6%	2.3%	21.5%
IPO date award stock-based compensation (1)	2.6%	0.7%	3.7%
Expenses associated with strategic initiatives	8.6%	1.1%	—%
Other non-core items: (1)
Unrealized losses on shares of MCC	6.3%	—%	—%
Severance expense	4.8%	1.8%	0.3%
Acceleration of debt issuance costs	—%	1.8%	0.8%
Other (2)	3.5%	—%	0.7%
Provision for income taxes (1)	0.5%	3.0%	1.4%
Corporate income taxes (2)	(3.4)%	(11.6)%	(16.4)%
Core Net Income Margin	7.0%	15.4%	21.7%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the year ended December 31, 2018, and a combined effective corporate tax rate of 43.0% for the years ended December 31, 2017 and 2016 and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends (iv) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2018, we had $17.2 million in cash and cash equivalents.

Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs, and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
Debt Instruments
Senior Unsecured Debt
On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the “2026 Notes”). On October 18, 2016, Medley LLC completed a registered public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes. The 2026 Notes mature on August 15, 2026.
On January 18, 2017, Medley LLC completed a registered public offering of $34.5 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the “2024 Notes”). On February 22, 2017, Medley LLC completed a registered public offering of an additional $34.5 million in aggregate principal amount of the 2024 Notes. The 2024 Notes mature on January 30, 2024.
As of December 31, 2018, the outstanding senior unsecured debt balance was $117.6 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.0 million.
See Note 7, "Senior Unsecured Debt", to our consolidated financial statements included in this Form 10-K for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through December 31, 2018.
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
In addition, the credit agreement governing our Revolving Credit Facility contains financial covenants that require us to maintain a Maximum Net Leverage Ratio of not greater than 5.0 to 1.0, a Total Leverage Ratio of not greater than 7.0 to 1.0, and Core EBITDA of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using our standalone financial results and include adjustments to calculate Core EBITDA. In September 2018, we requested and received a waiver from City National Bank that permits us to exclude the Maximum Net Leverage Ratio with respect to the fiscal periods ending on each of September 30, 2018 and December 31, 2018. As of December 31, 2018, we were not in compliance with the remaining financial covenants and had obtained a waiver covering the period then ended. Our non compliance was attributed to the impact of costs associated with our pending merger with SIC. As a condition to issuing the waiver, we are restricted to any borrowing of up to one times Core EBITDA. We are currently in discussions with City National Bank to amend the covenants under the Revolving Credit Facility which would be effective for us commencing in the second quarter of 2019 through the Revolving Credit Facility's maturity date. As of the year ended December 31, 2018, there were no amounts drawn under the Revolving Credit Facility.
Our Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lender under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of any amounts due under the Revolving Credit Facility and all actions permitted to be taken by a secured creditor.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. During the first quarter of 2019, the maturity date of these of these non-recourse promissory notes were extended from March 1, 2019 to June 30, 2019.
See Note 8 "Loans Payable" to our consolidated financial statements included in this Form 10-K for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$16,217	$12,563	$15,895
Net cash used in investing activities	(1,594)	(35,203)	(18,826)
Net cash (used in) provided by financing activities	(33,731)	4,404	(14,194)
Net decrease in cash and cash equivalents	$(19,108)	$(18,236)	$(17,125)
Operating Activities
Our net cash flow provided by operating activities was $16.2 million, $12.6 million and $15.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, net cash flow provided by operating activities was attributed to net (loss) income of $(21.5) million, $17.3 million and $10.0 million, respectively, non-cash adjustments of $28.7 million, $7.7 million and $6.7 million, respectively, and changes in operating assets and liabilities of $9.0 million, $(12.5) million and less than $(0.7) million, respectively.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our equity method investments. Purchases of fixed assets were less than $0.1 million for each of the years ended December 31, 2018 and 2017 and $1.9 million for the year ended December 31, 2016. Capital contributions to equity method investments represented a use of cash of $1.5 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Excluding the investments held by our consolidated fund, purchases of investments were $35.0 million and $16.8 million for the years ended December 31, 2017 and 2016, respectively. There were no purchases of investments for the year ended December 31, 2018.
Financing Activities
Distributions to non-controlling interests and redeemable non-controlling interests were $26.4 million, $30.0 million and $23.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts paid to a former minority interest holder in one of our consolidated subsidiaries was $0.8 million for the year ended December 31, 2018. Amounts distributed to this minority interest holder were included in the distributions to members, non-controlling interests and redeemable non-controlling interests balance for the years ended December 31, 2017 and 2016. Capital contributions from non-controlling interests resulted in an inflow of cash of less than $0.1 million for the year ended December 31, 2018, as well as an inflow of cash of $23.0 million and $17.0 million for the years ended December 31, 2017 and 2016, respectively. Repurchases of LLC units represented a use of cash from financing activities of $3.6 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. There were no repurchases of LLC units for the year ended December 31, 2018.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses paid by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of loans payable resulted in an outflow of cash of $44.8 million and $50.5 million for the years ended December 31, 2017 and 2016, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million and $52.6 million for the years ended December 31, 2017 and 2016, respectively. Debt issuance costs related to the senior unsecured debt represented a use of cash of $2.9 million for each of the years ended December 31, 2017 and 2016, respectively.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) net proceeds from borrowings under the Revolving Credit Facility and issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay taxes, and (vii) make distributions to our shareholders in accordance to our dividend policy.
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
Effective January 1, 2018, we account for carried interest under, ASC 323, Investments-Equity Method and Joint Ventures. Under this standard, we record carried interest in a consistent manner as we historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on our consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.

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
See Note 11, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K for a discussion of our commitments and contingencies.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2018.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,710	$5,303	$4,254	$—	$12,267
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Due to former minority interest holder of SIC Advisors LLC (4)	4,158	9,842	—	—	14,000
Revenue share payable	1,164	1,584	228	—	2,976
Capital commitments to funds (5)	256	—	—	—	256
Total	$18,288	$16,729	$4,482	$122,595	$162,094

(1)	We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease.

(2)	We have included all loans described in Note 8, “Loans Payable,” to our consolidated financial statements included in this Form 10-K.

(3)
We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our consolidated financial statements included in this Form 10-K. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	We have included all our obligations described in Note 9, "Due to Former Minority Interest Holder," to our consolidated financial statements included in this Form 10-K.

(5)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2018, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2018, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.4 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of December 31, 2018, we calculated approximately a $2.8 million increase in management fees for the year ended December 31, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of December 31, 2018, we calculated approximately a 3.6 million decrease in management fees for the year ended December 31, 2018.
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
We have not recognized any performance fees for the year ended December 31, 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2018, we calculated no change in Part I and II incentive fees for the year ended December 31, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2018, we calculated no change in Part I and II incentive fees for the year ended December 31, 2018.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of December 31, 2018, we calculated approximately a $7.6 million increase in carried interest for the year ended December 31, 2018. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of December 31, 2018, we calculated approximately a $0.3 million decrease in carried interest for the year ended December 31, 2018.
Interest Rate Risk
As of December 31, 2018, we had $138.9 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-K. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Medley Management Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medley Management Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Changes in Methods of Accounting
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” as of January 1, 2018. Also as discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for carried interest in 2018 and retrospectively applied this change as of January 1, 2016.

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

New York, New York
April 1, 2019

Medley Management Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
Assets
Cash and cash equivalents	$17,219	$36,327
Investments, at fair value	36,425	56,632
Management fees receivable	10,274	14,714
Performance fees receivable	—	2,987
Other assets	14,298	17,262
Total Assets	$78,216	$127,922

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,618	$116,892
Loans payable, net	9,892	9,233
Due to former minority interest holder	11,402	—
Accounts payable, accrued expenses and other liabilities	26,739	25,130
Total Liabilities	165,651	151,255

Commitments and Contingencies (Note 11)

Redeemable Non-controlling Interests	23,186	53,741

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,455,272 and 6,235,332 issued as of December 31, 2018 and 2017, respectively; 5,701,008 and 5,481,068 outstanding as of December 31, 2018 and 2017, respectively	57	55
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	7,529	2,820
Accumulated other comprehensive loss	—	(1,301)
Accumulated deficit	(19,618)	(9,545)
Total stockholders' deficit, Medley Management Inc.	(12,032)	(7,971)
Non-controlling interests in consolidated subsidiaries	(747)	(1,702)
Non-controlling interests in Medley LLC	(97,842)	(67,401)
Total deficit	(110,621)	(77,074)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$78,216	$127,922

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Management fees (includes Part I incentive fees of $0, $4,874 and $14,209 for the years ending 2018, 2017 and 2016, respectively)	$47,085	$58,104	$65,496
Performance fees	—	(1,974)	2,443
Other revenues and fees	10,503	9,201	8,111
Investment income (loss):
Carried interest	142	230	(22)
Other investment loss	(1,221)	(528)	(87)
Total Revenues	56,509	65,033	75,941

Expenses
Compensation and benefits	31,159	27,432	27,800
Performance fee compensation	507	(874)	(319)
General, administrative and other expenses	19,366	13,045	28,540
Total Expenses	51,032	39,603	56,021

Other Income (Expense)
Dividend income	4,311	4,327	1,304
Interest expense	(10,806)	(11,855)	(9,226)
Other (expense) income, net	(20,250)	1,363	(983)
Total expense, net	(26,745)	(6,165)	(8,905)
(Loss) income before income taxes	(21,268)	19,265	11,015
Provision for income taxes	258	1,956	1,063
Net (Loss) Income	(21,526)	17,309	9,952
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(11,083)	6,718	2,549
Net (loss) income attributable to non-controlling interests in Medley LLC	(8,011)	9,664	6,406
Net (Loss) Income Attributable to Medley Management Inc.	$(2,432)	$927	$997
Dividends declared per share of Class A common stock	$0.80	$0.80	$0.80

Net (Loss) Income Per Share of Class A Common Stock:
Basic (Note 13)	$(0.65)	$0.07	$0.02
Diluted (Note 13)	$(0.65)	$0.07	$0.02
Weighted average shares outstanding - Basic and Diluted	5,579,628	5,553,026	5,804,042

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net (Loss) Income	$(21,526)	$17,309	$9,952
Other Comprehensive Income (Loss):
Change in fair value of available-for-sale securities (net of income tax benefit of $0.3 million for the year ended December 31, 2017)	—	(10,305)	194
Total Comprehensive (Loss) Income	(21,526)	7,004	10,146
Comprehensive (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(11,083)	6,690	2,577
Comprehensive (loss) income attributable to non-controlling interests in Medley LLC	(8,011)	721	6,539
Comprehensive (Loss) Income Attributable to Medley Management Inc.	$(2,432)	$(407)	$1,030

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statement of Changes in Equity
(Amounts in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2015	5,993,941	$60	100	$—	$631	$—	$(730)	$(459)	$(17,189)	$(17,687)
Net (loss) income	—	—	—	—	—	—	997	(16)	6,406	7,387
Change in fair value of available-for-sale securities, net of taxes	—	—	—	—	—	33	—	—	133	166
Stock-based compensation	—	—	—	—	3,811	—	—	—	—	3,811
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(5,521)	—	—	(5,521)
Excess tax benefit from dividends paid to RSU holders	—	—	—	—	64	—	—	—	20	84
Issuance of Class A common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	31,404	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(216,215)	(2)	—	—	(1,196)	—	—	—	—	(1,198)
Contributions	—	—	—	—	—	—	—	12	—	12
Distributions	—	—	—	—	—	—	—	(1,547)	(21,115)	(22,662)
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	(41)	(12,155)	(12,196)
Issuance of non-controlling interests at fair value	—	—	—	—	—	—	—	334	(192)	142
Balance at December 31, 2016	5,809,130	58	100	—	3,310	33	(5,254)	(1,717)	(44,092)	(47,662)
Cumulative effect of accounting change due to the adoption of ASU 2016-09	—	—	—	—	1,039	—	(120)	—	(801)	118
Net income	—	—	—	—	—	—	927	16	9,664	10,607
Change in fair value of available-for-sale securities, net of income tax benefit	—	—	—	—	—	(1,334)	—	—	(8,943)	(10,277)
Stock-based compensation	—	—	—	—	2,770	—	—	—	—	2,770
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Reclass of cumulative dividends on forfeited RSUs to compensation and benefits expense	—	—	—	—	—	—	668	—	—	668
Issuance of Class common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	193,282	2	—	—	(715)	—	—	—	—	(713)
Repurchases of Class A common stock	(521,344)	(5)	—	—	(3,584)	—	—	—		(3,589)
Distributions	—	—	—	—	—	—		(1)	(23,229)	(23,230)
Balance at December 31, 2017	5,481,068	55	100	—	2,820	(1,301)	(9,545)	(1,702)	(67,401)	(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	—	—	—	—	—	1,301	(1,301)	—	—	—
Net income (loss)	—	—	—	—	—	—	(2,432)	279	(8,011)	(10,164)
Stock-based compensation	—	—	—	—	5,404	—	—	—	—	5,404

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statement of Changes in Equity
(Amounts in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	96	—	—	96
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	219,940	2	—	—	(695)	—	—	—	—	(693)
Distributions	—	—	—	—	—	—	—	—	(20,490)	(20,490)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interests in consolidated subsidiaries at fair value	—	—	—	—	—	—	—	674	—	674
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 16)	—	—	—	—	—	—	—	—	965	965
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$—	$(19,618)	$(747)	$(97,842)	$(110,621)

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(21,526)	$17,309	$9,952
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	5,404	2,770	3,811
Amortization of debt issuance costs	741	1,579	1,018
Accretion of debt discount	667	1,126	958
Benefit from deferred taxes	(941)	424	(267)
Depreciation and amortization	1,076	911	913
Net change in unrealized depreciation on investments	20,900	554	(27)
Non-cash based performance fee compensation	619	—	—
Income (loss) from equity method investments	6	(274)	(425)
Impairment on investment held at cost	90	—	518
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	96	668	—
Other non-cash amounts	56	(13)	169
Changes in operating assets and liabilities:
Management fees receivable	4,440	(2,084)	3,542
Performance fees receivable	—	1,974	(2,443)
Distributions of income received from equity method investments	691	629	1,475
Purchase of investments	(1,861)	(2,005)	—
Sale of investments	1,920	—	—
Other assets	2,153	1,009	(1,617)
Accounts payable, accrued expenses and other liabilities	1,686	(12,014)	(1,682)
Net cash provided by operating activities	16,217	12,563	15,895
Cash flows from investing activities
Purchases of fixed assets	(56)	(73)	(1,935)
Distributions received from equity method investments	—	172	203
Capital contributions to equity method investments	(1,538)	(322)	(279)
Purchases of investments	—	(34,980)	(16,815)
Net cash used in investing activities	(1,594)	(35,203)	(18,826)
Cash flows from financing activities
Repayments of loans payable	—	(44,800)	(50,513)
Proceeds from issuance of senior unsecured debt	—	69,108	52,588
Capital contributions from non-controlling interests	2	23,000	17,022
Distributions to non-controlling interests and redeemable non-controlling interests	(26,443)	(29,968)	(23,656)
Amount paid to former minority interest holder	(847)	—	—
Debt issuance costs	—	(2,868)	(2,916)
Dividends paid	(5,750)	(5,766)	(5,521)
Repurchases of Class A common stock	—	(3,589)	(1,198)
Payments of tax withholdings related to net share settlement of restricted stock units	(693)	(713)	—
Net cash (used in) provided by financing activities	(33,731)	4,404	(14,194)
Net decrease in cash and cash equivalents	(19,108)	(18,236)	(17,125)
Cash, cash equivalents and restricted cash equivalents, beginning of period	36,327	54,563	71,688
Cash, cash equivalents and restricted cash equivalents, end of period	$17,219	$36,327	$54,563

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheets to the total of such amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$17,219	$36,327	$49,666
Restricted cash equivalents	—	—	4,897
Total cash, cash equivalents and restricted cash equivalents	$17,219	$36,327	$54,563

Supplemental cash flow information
Interest paid	$9,396	$8,664	$7,992
Income taxes paid	955	933	2,085
Supplemental disclosure of non-cash investing and financing activities
Fixed Assets	$—	$—	$2,293
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(125)	—	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01 (Note 2)	649	—	—
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02 (Note 2)	207	—	—
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09 (Note 2)	—	118	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to due to former minority interest holder (Note 16)	(12,275)	—	12,155
Issuance of non-controlling interest in consolidated subsidiaries, at fair value	—	—	192
Change in fair value of available-for-sale securities, net of income tax benefit	—	10,306	—

See accompanying notes to consolidated financial statements

Medley Management Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION
Medley Management Inc. is an alternative asset management firm offering yield solutions to retail and institutional investors. The Company's national direct origination franchise provides capital to the middle market in the United States of America. Medley Management Inc., through its consolidated subsidiary, Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley Management Inc. is headquartered in New York City.
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
Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation ("Sierra" or "SIC"), pursuant to which MDLY will merge with and into Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. MDLY's Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Medley Management Inc.
Notes to Consolidated Financial Statements

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation ("MCC") and Sierra, MCC will merge with and into SIC, with SIC as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of MDLY, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first half of 2019.

Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $3.8 million for the year ended December 31, 2018.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”). Intercompany balances and transactions have been eliminated in consolidation.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

definition of a VIE because the equity of Medley LLC is not sufficient to permit business activities without additional subordinated financial support. Medley Management Inc. has the obligation to absorb expected losses that could be significant to Medley LLC and holds 100% of the voting power, therefore Medley Management Inc. is considered to be the primary beneficiary of Medley LLC.
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of December 31, 2018, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 18.9% and 81.1%, respectively, and as of December 31, 2017, were 18.7% and 81.3%, respectively. Net income (loss) attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.
As of December 31, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of December 31, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $22.2 million and less than $0.1 million, respectively. As of December 31, 2017, Medley LLC had four majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC and SIC Advisors LLC, which are consolidated VIEs. As of December 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. Since its inception through December 31, 2018, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its consolidated financial statements.
The balance sheet of STRF as of December 31, 2018 and 2017 is presented in the table below.

	As of December 31,
	2018	2017
Assets	(in thousands)
Cash and cash equivalents	$274	$164
Investments, at fair value	1,952	2,005
Other assets	248	1,698
Total assets	$2,474	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$330	$1,744
Equity	2,144	2,123
Total liabilities and equity	$2,474	$3,867
As of December 31, 2018, the Company's consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. As of December 31, 2017, the Company's consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the years ended December 31, 2018 and 2017, STRF did not generate any significant income or losses from operations.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

As of December 31, 2018, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values, and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2017, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2018, the Company’s maximum exposure to losses from these entities is $5.9 million.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management’s estimates are based on historical experience and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates also require management to exercise judgment in the process of applying the Company’s accounting policies. Significant estimates and assumptions by management affect the carrying value of investments, certain accrued liabilities and the issuance of non-controlling interests at fair value. Actual results could differ from these estimates, and such differences could be material.
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
Non-Controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries represent the component of equity in such consolidated entities held by third-parties or the Company's employees. These interests are adjusted for contributions to and distributions from the respective entities and are allocated income or loss based on their underlying ownership percentages.
Redeemable Non-Controlling Interests
Redeemable non-controlling interests represents interests of certain third parties that are not mandatorily redeemable but redeemable for cash or other assets at a fixed or determinable price or a fixed or determinable date, at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. These interests are classified in the mezzanine section on the Company's consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits during the years ended December 31, 2018, and 2017. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.

Medley Management Inc.
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
The carrying amounts of equity method investments are reflected in Investments, at fair value in the consolidated balance sheets. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
For presentation in its consolidated statements of cash flows, the Company treats distributions received from certain equity method investments using the cumulative earnings approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any distributions in excess of cumulative equity earnings would be considered a return of investment and classified in investing activities.
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
Investments also include the Company's investment in CK Pearl Fund, L.P. which is measured at cost less impairment. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined.
Investments of Consolidated Fund
In accordance with ASC 820, Fair Value Measurements and Disclosures, the consolidated fund has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The consolidated fund weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the consolidated fund’s board of trustees based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
Fixed Assets
Fixed assets consist primarily of furniture and fixtures, computer equipment, and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization.
The Company calculates depreciation expense for furniture and fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization

Medley Management Inc.
Notes to Consolidated Financial Statements

of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other income (expense), net in the consolidated statements of operations.
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
 Revenues
As further described under Recently Issued Accounting Pronouncements Adopted as of January 1, 2018, the Company adopted new revenue recognition guidance for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach. The adoption of this new guidance did not have an impact on the Company's accounting for management fees, administrative fees and loan administration and transaction fees.
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
During the years ended December 31, 2018 and 2016, the Company did not record any reversals of previously recognized performance fees. During the year ended December 31, 2017, the Company recorded a reversal of $2.6 million of previously recognized performance fees under the previous revenue recognition standard.
Other Revenues and Fees
Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective underlying agreements. These fees are recognized as revenue in the period administrative services are rendered. Medley also acts as the administrative agent on certain deals for which Medley may earn loan administration fees and transaction fees. Medley may also earn consulting fees for providing non-advisory services related to our managed funds. These fees are recognized as revenue over the period to which the fees directly relate.

Medley Management Inc.
Notes to Consolidated Financial Statements

Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Prior to January 1, 2018, the Company accounted for carried interest under Method 2 of ASC 605, as previously described above. Upon adoption of ASC 606, the Company reassessed its accounting policy for carried interest and determined that carried interest is within the scope of the accounting for equity method investments, ASC 323, Investments-Equity Method and Joint Ventures, and, as such, is not within the scope of ASC 606. Under ASC 323, the Company records carried interest in a consistent manner as it historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on the Company's consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2018, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2018 and 2017, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment Income (loss)
Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income and expense allocations from such investments.
Performance Fee Compensation
Performance fee compensation relates to compensation expense arising from either the issuance of profit interests or equity interests in certain subsidiaries to select employees. Such subsidiaries were either setup for the object and purpose of receiving carried interest or as the general partner to certain of our long dated funds.
Profit-sharing arrangements are accounted for under ASC 710, Compensation - General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which the service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the consolidated statements of operations as an increase or decrease to performance fee compensation.
The issuance of equity awards are accounted for under ASC 718, Compensation - Stock Compensation, which requires expense to be measured at fair value at the grant date and expensed over the vesting period. Once vested the Company accounts for such equity awards as a noncontrolling interest in its consolidated financial statements.
Stock-based Compensation
Stock-based compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures in the period they occur, and expensed over the requisite service period on a straight-line basis as a component of compensation and benefits on the Company's consolidated statements of operations.
Prior to January 1, 2017, the fair value of equity based awards were amortized on a straight line basis over the requisite service period as stock based compensation expense and was reduced for the impact of estimated forfeitures. The Company estimated forfeitures based on its historical experience and revised its estimate if actual forfeitures differed from its initial estimates. Effective January 1, 2017, the Company adopted a change in accounting policy as a result of the adoption of ASU 2016-09 to account for forfeitures as they occur. As such, stock based compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures in the period they occur, and expensed over the requisite service period on a straight-line basis as a component of compensation and benefits on the Company's consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance

Medley Management Inc.
Notes to Consolidated Financial Statements

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

Reclassification of Prior Period Presentation
On January 1, 2018, the Company elected a change in accounting policy to account for performance fees earned which represent a capital allocation to the general partner or investment manager under ASC 323, Investments - Equity Method and Joint Ventures. As a result of this change in accounting policy, certain prior year amounts have been reclassified for consistency with the current period presentation. Performance fees earned which represent a capital allocation to the general partner or investment manager were reclassified from performance fee revenue to investment income along with capital-based allocations of income and losses from the Company's equity method investments, which were previously classified within other income (expense), net on its consolidated statements of operations. On the Company's consolidated balance sheets, receivable amounts related to such performance fees were reclassified from performance fees receivable to investments, at fair value. There were no changes to the income allocations from the Company's equity method investments, which are included within investments, at fair value. These reclassifications had no net effect on the reported consolidated statements of operations or consolidated balance sheets for any period.
Additionally, the Company has reclassified $0.2 million of cash and cash equivalents of its consolidated fund as of December 31, 2017 to cash and cash equivalents on the Company's consolidated balance sheets to conform to the current year's presentation.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
ASC 606 became effective for the Company beginning on January 1, 2018 and entities had the option of adopting this guidance using either a full retrospective or a modified retrospective approach. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. Under this method, the Company recognized the cumulative-effect of adoption of this guidance as an adjustment to equity as of January 1, 2018, as further described below, but did not restate prior periods presented in its consolidated financial statements.
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
As a result of the adoption of the new revenue recognition guidance, the Company recorded a cumulative effect decrease to equity of $3.6 million, net of benefit from income taxes of $0.1 million, as of January 1, 2018, which relates to (1) certain performance fee revenue that would not have met the “probable that significant reversal will not occur” criteria of $3.0 million and (2) the reversal of reimbursable fund formation costs which were deferred on the Company’s consolidated balance sheet of $0.7 million. Also, certain reimbursable costs incurred on behalf of the Company's funds that were previously presented net in the Company's consolidated statements of operations are now presented on a gross basis beginning January 1, 2018. There were no changes from the way the Company previously recognized management fees, administrative fees and loan administration and transaction fees as the result of its adoption of ASU 2014-09 or its change in accounting policy for performance fees earned which represent a capital allocation to the general partner or investment manager.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all investments in equity securities (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted this guidance effective January 1, 2018. Under this new guidance, changes in the fair value of available-for-sale securities will no longer be classified in the Company's consolidated statements of comprehensive income but rather as a component of other income (expense), net in its consolidated statements of operations. As a result of the adoption of this ASU, on January 1, 2018, the Company reclassified $1.3 million of cumulative unrealized losses, net of income tax benefit, from accumulated other comprehensive (loss) income to members' deficit on the Company's consolidated balance sheet. Also, on the adoption date, the Company elected the measurement alternative provided under ASC 321, Investments - Equity Securities and will now account for its investment in CK Pearl Fund, L.P. at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The adoption of this guidance may have a significant impact to the consolidated statements of operations going forward as any changes to the fair value of the Company's publicly traded securities that were previously accounted for as available-for-sale securities will now be reflected within other income (expense) on the Company's consolidated statements of operations.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase the transparency and comparability among organizations as it relates to lease assets and lease liabilities. This new guidance became effective for the Company on January 1, 2019. The Company adopted this guidance using a modified retrospective approach which was required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. The Company has elected to use the practical expedients which would allow the Company to treat lease and non-lease components of its leases as a single component, have the ability to use hindsight in determining the lease term and assessing impairment of right-of-use assets, not to reassess lease classification or whether an arrangement is or contains a lease and not to reassess its initial accounting for direct lease costs.

The Company has evaluated all of its leases and determined that there will not be a material impact on the amount or timing of recording lease expense as a result of adopting ASC 842. The adoption of ASC 842 will, however, result in the establishment of a right-of-use asset and a lease liability on the Company's consolidated balance sheet. The Company currently anticipates that the right-of-use asset and lease liability recognized upon adoption will be approximately $8.2 million and $10.2 million, respectively. The Company does not anticipate that the adoption of ASC 842 will result in significant changes to its internal processes, including its internal control over financial reporting. Additionally, it does not anticipate that the adoption will impact any covenants associated with its financial obligations. The Company adopted this guidance using the transition method that allows it to initially apply Topic 842 at the adoption date of January 1, 2019.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance eliminates certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact of the new guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.
The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
The Company primarily provides investment management services to a fund by managing the fund’s investments and maximizing returns on those investments. The Company’s asset management, advisory and other related services are transferred over time to the customer on a day-to-day basis. The contracts with each fund create a distinct performance obligation for each quarter the Company provides the promised services to the customer, from which the customer can benefit from each individual quarter of service. Furthermore, each quarter of the promised services is considered separately identifiable because there is no integration of the promised services between quarters, each quarter does not modify services provided prior to that quarter, and the services provided are not interdependent or interrelated. Most services provided to these funds are provided continuously over the contract period, so the services in the contract generally represent a single performance obligation comprising a series of distinct service periods. A contract’s transaction price is allocated to the series of distinct services that constitute a single performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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
The new revenue recognition standard also revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented as an expense on a gross basis on the Company's consolidated statement of operations.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

performance fees are not within the scope of the new revenue recognition standard and the above significant judgments and constraints do not apply to them. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 4 "Investments" for additional information.
Revenue by Category
The following tables present the Company's revenue from contracts with customers disaggregated by type of customer for the year ended December 31, 2018.

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
Management fees	$32,471	$8,122	$6,492	$—	$47,085
Performance fees	—	—	—	—	—
Other revenues and fees	6,895	—	—	3,608	10,503
Total revenues from contracts with customers	$39,366	$8,122	$6,492	$3,608	$57,588
Other revenues and fees primarily consist of revenues earned by Medley while providing administrative services to certain affiliated funds. The Other category above includes revenues earned by Medley while serving as loan administrative agent on certain deals, including loan administration and transaction fees. Additionally, this balance includes reimbursable origination and deal expenses, reimbursable entity formation and organizational expenses and consulting fees.
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and amounted to $0.3 million as of December 31, 2018. During the year ended December 31, 2018, the company recognized revenue from amounts included in deferred revenue of $0.7 million and received cash deposits of $0.8 million.
The Company did not have any contract assets as of December 31, 2018.
Comparative Tables
As the Company adopted the new revenue guidance (ASC 606) under the modified retrospective method, the Company is required to present what the Company's revenues would have been under the previous revenue guidance (ASC 605). The following tables present the reconciliation between the financial statement line items reported on the consolidated balance sheet as of December 31, 2018 under ASC 606 to what would have been reported under the previous guidance ASC 605.

	As of December 31, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Assets	(in thousands)
Performance fees receivable	$—	$1,346	$1,346
Other assets	14,298	825	15,123
Liabilities
Accounts payable, accrued expenses and other liabilities	26,739	134	26,873
Equity
Total equity	(110,621)	2,037	(108,584)

Medley Management Inc.
Notes to Consolidated Financial Statements

The following tables present the reconciliation between the Company's reported consolidated statement of operations for the year ended December 31, 2018 under ASC 606 to what would have been reported under the previous revenue recognition guidance, ASC 605.

	For the year ended December 31, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(in thousands)
Management fees	$47,085	$—	$47,085
Performance fees	—	(1,641)	(1,641)
Other revenues and fees	10,503	(1,889)	8,614
Investment income (loss):
Carried interest	142	—	142
Other investment loss	(1,221)	—	(1,221)
Total Revenues	56,509	(3,530)	52,979

Expenses
Compensation and benefits	31,159	—	31,159
Performance fee compensation	507	—	507
General, administrative and other expenses	19,366	(1,906)	17,460
Total Expenses	51,032	(1,906)	49,126

Other Income (Expense)
Dividend income	4,311	—	4,311
Interest expense	(10,806)	—	(10,806)
Other expense, net	(20,250)	—	(20,250)
Total Other Expense, Net	(26,745)	—	(26,745)
Loss before provision for income taxes	(21,268)	(1,624)	(22,892)
Provision for income taxes	258	20	278
Net Loss	(21,526)	(1,644)	(23,170)
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(11,083)	—	(11,083)
Net Loss Attributable to non-controlling interests in Medley LLC and Medley Management Inc.	$(10,443)	$(1,644)	$(12,087)

Net Loss Per Share of Class A Common Stock:
Basic	$(0.65)	$(0.29)	$(0.94)
Diluted	$(0.65)	$(0.29)	$(0.94)
Weighted average shares outstanding - Basic and Diluted	5,579,628	—	5,579,628
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

Medley Management Inc.
Notes to Consolidated Financial Statements

4. INVESTMENTS
Investments consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Equity method investments, at fair value	$13,422	$14,136
Investment in shares of MCC, at fair value	20,633	40,491
Investment held at cost	418	—
Investments of consolidated fund	1,952	2,005
Total investments, at fair value	$36,425	$56,632
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other investment loss on the Company's consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the year ended December 31, 2018, 2017 or 2016.
As of December 31, 2018 and 2017, the Company’s carrying value of its equity method investments was $13.4 million and $14.1 million, respectively. The Company's equity method investment in shares of Sierra Income Corporation (“SIC” or "Sierra"), a related party, were $7.4 million and $8.5 million as of December 31, 2018 and 2017, respectively. The remaining balance as of December 31, 2018 and 2017 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company elected a change in accounting policy and, as of January 1, 2018, accounts for such fees under the equity method of accounting. As such, commencing on January 1, 2018, performance fees due to the Company are included as a component of equity method investments within investments, at fair value rather than as a component of performance fees receivable on the Company's consolidated balance sheets. As of December 31, 2018 and 2017, the balance due to the Company for such performance fees was $0.4 million and $0.2 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of December 31, 2018 and 2017, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the year ended December 31, 2018, the Company recognized unrealized losses of $19.9 million, which were included as a component of other income (expense), net on the Company’s consolidated statements of operations. Of that amount, $16.3 million was allocated to net loss attributable to redeemable non-controlling interest in consolidated subsidiaries and $3.6 million to net loss attributable to Medley LLC.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the year ended December 31, 2017, the Company recorded unrealized losses of $11.1 million, respectively, as a component of other comprehensive income.
Investment Held at Cost
Effective January 1, 2018, the Company elected to use the measurement alternative provided under ASC 321, Investments- Equity Securities and measure its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The carrying amount of this investment was $0.4 million as of December 31, 2018 and $0.5 million as of December 31, 2017. During the years ended December 31, 2018 and 2016, the Company recorded a $0.1 million and a $0.5 million impairment loss on its investment in CK Pearl Fund, respectively, which is included as a component

Medley Management Inc.
Notes to Consolidated Financial Statements

of other income (expense), net on the consolidated statements of operations. There was no impairment losses recorded during the year ended December 31, 2017.
Prior to January 1, 2018, the Company's investment in CK Pearl was accounted for under the equity method. The carrying value of the Company's investment in CK Pearl was determined based on the financial information provided to the Company by the fund manager and the likelihood of recovering the Company's investment in the fund.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of December 31, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. As of December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5 "Fair Value Measurements" for additional information.
Significant equity method investments
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether any of its equity method investments are significant equity method investments. In evaluating the significance of these investments, the Company performed the income test, the investment test and the asset test described in S-X 3-05 and S-X 1-02(w). Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%, or 20% in the case of smaller reporting companies. Under the asset test, the Company’s proportionate share of its equity method investees' aggregated assets exceeded the applicable threshold of 20% for smaller reporting companies, and the Company has determined to hold significant equity method investments and is required to provide summarized financial information for these investees for all periods presented in this Form 10-K. The Company believes that the financial captions below are the most meaningful given that the investees are investment companies.
The following table provides summarized balance sheet information for the Company's equity method investees, as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017
Balance Sheet Data	(in thousands)
Investments, at fair value	$1,417,176	$1,641,373
Cash	97,889	88,084
Other assets	57,677	74,969
Total assets	$1,572,742	$1,804,426

Debt	$367,424	$440,759
Other liabilities	20,686	22,365
Total liabilities	388,110	463,124

Net assets	$1,184,632	$1,341,302
The following table provides summarized income statement information for the Company's equity method investees, for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Summary of Operations	(in thousands)
Total revenues	$142,431	$162,386	$161,475
Total expenses	64,339	64,517	50,548
Net realized and unrealized gain / (loss) on investments	(131,554)	(89,508)	(1,865)
Net income (loss)	$(53,462)	$8,361	$109,062
5. FAIR VALUE MEASUREMENTS

Medley Management Inc.
Notes to Consolidated Financial Statements

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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value:

	As of December 31, 2018
	Level I	Level II	Level III	Total
Assets	(in thousands)
Investments of consolidated fund	$258	$—	$1,694	$1,952
Investment in shares of MCC	20,633	—	—	20,633
Total Assets	$20,891	$—	$1,694	$22,585

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets	(in thousands)
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in shares of MCC	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496
Included in investments of consolidated fund as of December 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the years ended December 31, 2018 and 2017.

Medley Management Inc.
Notes to Consolidated Financial Statements

The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy (in thousands):

	Level III Financial Assets as of December 31, 2018
	Balance at December 31, 2017	Purchases	Transfers In or (Out) of Level III	Unrealized Depreciation	Sale of Level III Assets	Balance at December 31, 2018
Investments of consolidated fund	$1,570	583	—	(3)	(456)	$1,694
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2018.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
The Company's investments of consolidated fund are treated as investments at fair value and any realized and unrealized gains and losses from those investments are recorded through the consolidated statement of operations. The Company's treatment is consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes.
6. OTHER ASSETS
Other assets consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,446 and $2,370, respectively	$3,140	$4,160
Security deposits	1,975	1,975
Administrative fees receivable (Note 12)	1,645	1,903
Deferred tax assets (Note 13)	3,739	2,777
Due from affiliates (Note 12)	1,421	2,979
Prepaid expenses and taxes	1,113	1,353
Other assets	1,265	2,115
Total other assets	$14,298	$17,262
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of December 31,
	2018	2017
	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,946 and $3,266, respectively	$50,649	$50,329
2024 Notes, net of unamortized premium and debt issuance costs of $2,031 and $2,437, respectively	66,969	66,563
Total senior unsecured debt	$117,618	$116,892

Medley Management Inc.
Notes to Consolidated Financial Statements

2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $43.4 million as of December 31, 2018.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $4.0 million for each of the years ended December 31, 2018 and 2017 and $1.2 million for the year ended December 31, 2016.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $61.1 million as of December 31, 2018.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $5.4 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively.
8. LOANS PAYABLE
Loans payable consist of the following:

	As of December 31,
	2018	2017
	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $108 and $767, respectively	$9,892	$9,233
Total loans payable	$9,892	$9,233
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of the year ended December 31, 2018, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit

Medley Management Inc.
Notes to Consolidated Financial Statements

Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. As of December 31, 2018, the Company was not in compliance with its financial covenants due to the impact of the costs associated with its pending merger on Core EBITDA.
On March 28, 2019, the Company entered into Amendment Number Four to Credit Agreement and Waiver ("Amendment Four") with City National Bank ("CNB"). Amendment Four limits the aggregate amount of borrowings at any one time outstanding not to exceed the lesser of (a) the Maximum Revolver Amount, as defined, and (b) Core EBITDA calculated for the twelve month period ending on the last day of the month that is 30 days prior to the date of borrowing; provided, that at no time shall the amount of such lender’s aggregate loans exceed such lender’s revolving credit facility commitment. Also pursuant to Amendment Four, CNB agreed to waive the financial covenants relating to Total Leverage Ratio and Core EBITDA with respect to the period ending December 31, 2018. The Company is currently in discussions with City National Bank to further amend the covenants under the Revolving Credit Facility which would be effective for the second quarter of 2019 through the Revolving Credit Facility's maturity date. There were no amounts drawn under the Revolving Credit Facility since its inception through December 31, 2018.
Amortization of deferred issuance costs associated with the Revolving Credit Facility were $0.1 million for the years ended December 31, 2018, 2017 and 2016.
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
During the years ending December 31, 2017 and 2016, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs were $1.5 million and $6.5 million, respectively.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The Company extended the maturity date from March 1, 2019 to June 30, 2019 The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $1.4 million for each of the years ended December 31, 2018, 2017 and 2016. The fair value of the outstanding balance of the notes was $10.0 million as of December 31, 2018 and $10.1 million as of December 31, 2017.
On January 31, 2019. the Company entered into a termination agreement with the lenders which will become effective upon the closing of the Company's pending merger with SIC. In accordance with the provisions of the termination agreement, the Company will be required to pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a new $6.5 million promissory note ("New Promissory Note"). The New Promissory Note will bear interest at LIBOR plus 7.0% and maturity will be six months after the closing date. Such consideration would be for the full satisfaction of the two aforementioned non-recourse promissory notes and related agreements, including the Company's revenue share payable, as further described in Note 11.
Contractual Maturities of Loans Payable
As further described above, upon closing of the Company's pending merger with SIC, the Company's two non-recourse promissory and revenue sharing arrangement would be settled for payment of $6.5 million on or prior to the merger closing date and delivery of the New Promissory Note. If the pending merger does not close, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
9. DUE TO FORMER MINORITY INTEREST HOLDER

	As of December 31,
	2018	2017
	(in thousands)
Due to former minority interest holder, net of unamortized discount of $2,598	$11,402	$—
Total amount due to former minority interest holder	$11,402	$—
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right was triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from redeemable non-controlling in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date (See Note 16).
In December, 2018, Medley LLC entered into a Letter Agreement with Strategic Capital Advisory Services, LLC, whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by Medley under the LLC Agreement. The amount due will be paid in sixteen equal installments through August 5, 2022. The Company evaluated this agreement under ASC 470-50, Debt - Modifications and Extinguishments, to determine if modification or extinguishment treatment was necessary. After performing this analysis under ASC 470-50, the Company determined modification treatment was appropriate and a new effective interest rate was established on the modification date.

Medley Management Inc.
Notes to Consolidated Financial Statements

As of December 31, 2018 future payments due to former minority interest holder are as follows (in thousands):

2019	$4,375
2020	3,500
2021	3,500
2022	2,625
Total	$14,000
The amount due will be paid in quarterly installments over a four year period, beginning 2019. For the year ending December 31, 2018, expenses due to the amortization of the discount was less than $0.1 million.

Medley Management Inc.
Notes to Consolidated Financial Statements

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$7,438	$6,835
Due to affiliates (Note 12)	7,635	7,315
Revenue share payable (Note 11)	2,976	3,841
Accrued interest	1,294	1,294
Professional fees	2,802	1,366
Deferred rent	2,035	2,506
Deferred tax liabilities (Note 14)	60	92
Performance fee compensation payable	—	111
Accounts payable and other accrued expenses	2,499	1,770
Total accounts payable, accrued expenses and other liabilities	$26,739	$25,130

Medley Management Inc.
Notes to Consolidated Financial Statements

11. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense amounted to $2.3 million, $2.4 million and $2.5 million for each of the years ending December 31, 2018, 2017 and 2016.
As of December 31, 2018 future minimum rental payments under non-cancelable lease agreements are as follows (in thousands):

2019	$2,710
2020	2,833
2021	2,470
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$12,267

On July 21 2018, the Company entered into a sublease agreement with a third party for the sublease of its San Francisco office. The term of the sublease commenced on August 31, 2018 and expires on January 31, 2021. Sublease income for the year ended December 31, 2018 was $0.1 million and is excluded from the rent expense amounts above. Minimum sublease income for each of the years ended December 31, 2019 and 2020 will be $0.4 million. Minimum sublease income for the year ended December 31, 2021 will be less than $0.1 million.
Consolidation of Business Activities
During the first quarter of 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During year ended December 31, 2018, the Company recorded $2.7 million in severance costs related to the consolidation of its business activities to its New York office. In addition, the company incurred a $0.2 million loss from subleasing its San Francisco office during the year ended December 31, 2018.
Capital Commitments to Funds
As of December 31, 2018 and 2017, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 8). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of December 31, 2018 and 2017, this obligation amounted to $3.0 million and $3.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would become effective upon the closing of the Company's pending merger with SIC. In accordance with the provisions of the termination agreement, the Company would pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a six month $6.5 million promissory note. The promissory note would bear interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would be for the full satisfaction of the two non-recourse promissory notes disclosed in Note 8 as well as the Company's obligation above.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding

Medley Management Inc.
Notes to Consolidated Financial Statements

over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”).  Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation (“MCC”), Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. (“Sierra”).  The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties.  Compensatory damages in unspecified amounts are sought.  The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., captioned FrontFour Capital Group LLC, et al. v. Brooke Taub, et al., Case No. 2019-0100 (the “Delaware Action”).  Named as defendants in the complaint are Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc. (“Medley Management”), Sierra Income Corporation (“Sierra”), and Medley Capital Corporation (“MCC”).  The complaint alleges that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with and into Sierra, and that Medley Management and Sierra aided and abetted those alleged breaches of fiduciary duties.  The complaint seeks to enjoin the March 8, 2019 vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra.  The plaintiffs filed a motion to expedite simultaneously with their complaint, seeking an expedited trial prior to the March 8, 2019 stockholder vote or, in the alternative, a preliminary injunction hearing followed by an expedited trial as soon as the court’s schedule permits.  The defendants believe the claims asserted in the Delaware Action are without merit and they intend to defend this lawsuit vigorously.

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”).  Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc.  The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties.  Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint.  A preliminary conference is scheduled to take place on April 16, 2019.  The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.  At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019).  Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, has filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually.   Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund.  Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants.  The lawsuit was

Medley Management Inc.
Notes to Consolidated Financial Statements

filed on March 1, 2019 and is in its very initial stages.  The Company believes the claims are without merit, intends to vigorously defend them, and is contemplating counterclaims against Ms. Adler.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis. The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established.
Employment Agreements
In connection with the Company's pending merger with SIC, the pre-IPO owners entered into employment agreements which would become effective upon the successful completion of the merger. Each employment agreement sets forth a base salary, which is subject to change at the discretion of the Board or compensation committee of the post-merged entity. The initial term of the employment agreements range from 24 to 30 months. The combined initial base salaries of the pre-IPO members would be $3.0 million. Under the employment agreements, each pre-IPO owner is eligible to receive each year a short-term incentive paid in cash and a long-term incentive in the form of an equity award, each paid after the end of the year. Each employment agreement provides that the post merged entity's Board or compensation committee will establish a target annual bonus for each year of no less than a specified percentage of each pre-IPO owner's base salary and will establish performance and other objectives for the year for such annual bonus, in consultation with management. During their first year of employment, the combined target annual bonuses could amount up to $12.6 million of which $4.7 million would consist of cash and $7.9 million in the form of restricted stock units which would vest over a three year period.
The employment agreements also set forth bonuses for 2018 which the Board or the compensation committee of the post-merger company may increase in recognition of performance in excess of performance objectives. The aggregate 2018 bonuses to the pre-IPO owners amount to $12.6 million of which $4.7 million would be payable in cash and $7.9 million in the form of restricted stock units which would vest over a three year period. As the 2018 bonus amounts per the employment agreements are not effective until the closing of the merger they were not accrued for as of December 31, 2018. Actual bonuses to the pre-IPO owners accrued for as of December 31, 2018 were $0.7 million.
The long-term equity incentive will be made in the form of a RSU award, vesting in three equal annual installments. The cash and equity award portions of the annual bonuses paid under the employment agreements will be subject to recoupment by the Combined Company to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Act) and/or the rules and regulations of the NYSE.
12. RELATED PARTY TRANSACTIONS
Substantially all of Medley’s revenue is earned through agreements with its non-consolidated funds for which it collects management and performance fees for providing asset management, advisory and other related services.
Expense Support and Reimbursement Agreement

From June 2012 through December 2016, Medley was party to an Expense Support and Reimbursement Agreement (“ESA”) with SIC. During the term of the ESA, which expired on December 31, 2016, Medley agreed to pay up to 100% of SIC's operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC had a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC met certain financial levels. ESA expenses are recorded within general, administrative, and other expense on the consolidated statements of operations. There was no outstanding balance due to SIC under the ESA agreement as of December 31, 2018 and 2017. During the year ended December 31, 2016 , Medley recorded $16.1 million of ESA expenses under this agreement.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

Additionally, Medley has entered into administration agreements with other entities that it manages (the “Fund Admin Agreements”), whereby Medley agreed to provide administrative services necessary for the operations of these other vehicles. These other entities agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of these other vehicles' officers and their respective staffs.
Medley records these administrative fees as revenue in the period when the performance obligation of providing such administrative services is satisfied and are included in other revenues and fees on the consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's consolidated balance sheets.
Total revenues recorded under these agreements for the years ended December 31, 2018, 2017 and 2016 are reflected in the table below:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
MCC Admin Agreement	$3,382	$3,799	$3,935
SIC Admin Agreement	2,538	3,031	2,848
Fund Admin Agreements	976	1,264	893
Total administrative fees from related parties	$6,896	$8,094	$7,676
Amounts due from related parties under these agreements are reflected in the table below and are included as a component of other assets on the Company's consolidated balance sheet:

	As of December 31,
	2018	2017
	(Dollars in thousands)
Amounts due from MCC under the MCC Admin Agreement	$804	$867
Amounts due from SIC under the SIC Admin Agreement	619	696
Amounts due from entities under the Funds Admin Agreements	222	340
Total administrative fees receivable	$1,645	$1,903
Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC.
Investments
Refer to Note 4 "Investments" for more information related to the Company's investments in related parties.
Exchange Agreement
Prior to the completion of the Medley Management Inc.'s IPO, Medley LLC's limited liability agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Tax Receivable Agreement

Medley Management Inc. entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of increases in tax basis of tangible and intangible assets of Medley LLC from the future exchange of LLC Units for shares of Class A common stock, as well as certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley

Medley Management Inc.
Notes to Consolidated Financial Statements

Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through December 31, 2018.

Medley Management Inc.
Notes to Consolidated Financial Statements

13. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net (loss) income per share of Class A common stock using the two-class method for the years ending December 31, 2018, 2017 and 2016, respectively:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except share and per share amounts)
Basic and diluted net (loss) income per share:
Numerator
Net (loss) income attributable to Medley Management Inc.	$(2,432)	$927	$997
Less: Allocation to participating securities	(1,197)	(551)	(892)
Net (loss) income available to Class A common stockholders	$(3,629)	$376	$105

Denominator
Weighted average shares of Class A common stock outstanding	5,579,628	5,553,026	5,804,042
Net (loss) income per Class A share	$(0.65)	$0.07	$0.02
The allocation to participating securities above generally represents dividends paid to holders of unvested restricted stock units which reduce net income available to common stockholders.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 24,639,302, 23,653,333 and 23,333,333 LLC Units and restricted LLC Units as of December 31, 2018, 2017 and 2016, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the years ended December 31, 2018, 2017 and 2016.

Declaration Dates	Record Date	Payment Dates	Per Share

November 7, 2018	November 28, 2018	December 12, 2018	$0.20
August 7, 2018	August 23, 2018	September 6, 2018	$0.20
May 10, 2018	May 24, 2018	June 1, 2018	$0.20
February 7, 2018	February 22, 2018	March 7, 2018	$0.20

November 8, 2017	November 24, 2017	December 6, 2017	$0.20
August 8, 2017	August 23, 2017	September 6, 2017	$0.20
May 10, 2017	May 22, 2017	May 31, 2017	$0.20
February 9, 2017	February 23, 2017	March 6, 2017	$0.20

November 10, 2016	November 22, 2016	December 5, 2016	$0.20
August 9, 2016	August 24, 2016	September 6, 2016	$0.20
May 10, 2016	May 24, 2016	June 2, 2016	$0.20
February 6, 2016	February 24, 2016	March 4, 2016	$0.20

Medley Management Inc.
Notes to Consolidated Financial Statements

14. INCOME TAXES
The (benefit from) provision for income taxes consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current
Federal	$217	$581	$272
State and local	982	951	1,058
Total Current provision	$1,199	$1,532	$1,330

Deferred
Federal	247	446	158
State and local	(1,188)	(22)	(425)
Total Deferred provision	(941)	424	(267)
Provision for Income Taxes	$258	$1,956	$1,063

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

	As of December 31,
	2018	2017
Deferred tax assets	(in thousands)
Tax goodwill	$565	$557
Basis difference in partnership interest	1,626	851
New York City unincorporated business tax	1,234	700
Unrealized losses	581	378
Stock-based compensation	216	173
Interest expense carryforward	223	—
Pending merger related costs	101	—
Other items	224	118
Gross deferred tax assets	$4,770	$2,777
Deferred tax liability
Accrued fee income	$—	$89
Other items	60	3
Gross deferred tax liabilities	60	92
Less deferred tax valuation allowance	(1,031)	—
Net deferred tax asset	$3,679	$2,869

During the year ended December 31, 2018, the Company established a valuation allowance against the portion of the cumulative unrealized loss on shares of MCC allocated to Medley Management Inc. At this time, the Company considers it more likely than not that Medley Management Inc. would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses.
The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company and its subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company's earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City's unincorporated business tax. For the years ended December 31, 2018, 2017 and 2016, the company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.

Medley Management Inc.
Notes to Consolidated Financial Statements

A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2018, 2017 and 2016 are as follow:

	For the Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
Income allocated to non-controlling interests	(19.1)%	(29.8)%	(28.9)%
State and local corporate income taxes	1.3%	0.8%	1.2%
Partnership unincorporated business tax	1.9%	2.5%	4.2%
Permanent differences	0.2%	(0.6)%	—%
Impact of U.S. tax reform (Tax Cuts and Jobs Act)	—%	1.4%	—%
Non-deductible stock-based compensation	(1.8)%	2.0%	—%
Valuation allowance	(4.8)%	—%	—%
Other	0.1%	(0.1)%	(0.8)%
Effective tax rate	(1.2)%	10.2%	9.7%

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act are effective for the Company as of January 1, 2018. ASC 740, Income Taxes, requires the Company to remeasure its deferred tax assets and liabilities as of the date of enactment, with the resulting tax impact accounted for in the reporting period of enactment. Based on the reduction of the corporate income tax rate, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future. The impact of this change resulted in a $0.3 million decrease in the Company's deferred tax asset balance and corresponding increase in the provision for income taxes for the year ended December 31, 2017.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the years ended December 31, 2018, 2017 and 2016. As of and during the years ended December 31, 2018, 2017 and 2016, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York, New York City, and California.
15. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $5.0 million for each of the years ended December 31, 2018, 2017 and 2016. During the years ended December 31, 2018, 2017 and 2016, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

On November 12, 2018, the Company's board of directors approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees involved in and instrumental to the success of the Company’s Tactical Opportunities transactions, were awarded interests in certain subsidiaries that were formed for the object and purpose of receiving carried interest earned on third party capital in connection with each of the Company's four respective Tactical Opportunities funds. Interests awarded under this plan are viewed as equity awards and are accounted for under ASC 718, Compensation-Stock Compensation, which requires compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. Once vested the equity awards are than accounted for as non-controlling interests in consolidated subsidiaries on the Company's consolidated financial statements. The fair value of the awards on the date of grant was determined to be $0.6 million and was immediately recognized as performance compensation as the awards were fully vested when issued.
Total performance fee compensation relating to the profit sharing and equity awards for the year ended December 31, 2018, was $0.5 million. For the years ended December 31, 2017 and 2016, the Company recorded a reversal of performance fee compensation expense of $0.9 million and $0.3 million, respectively. As of December 31, 2017, total performance fee compensation payable for the awards accounted for under ASC 710 was $0.1 million, and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. There was no performance fee compensation payable for the year ended December 31, 2018.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's contributions to the plan were $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017 the Company's outstanding liability to the plan as of each of those dates was $0.5 million.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company's stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.'s Class A common stock or Medley LLC's unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of December 31, 2018, there were 0.9 million awards available to be granted under the Plan.
The fair value of RSUs granted under the Plan is determined to be the fair value of the underlying shares on the date of the grant. The fair value of restricted LLC Units of Medley LLC is based on the public share price of MDLY at date of grant, adjusted for different distribution rights. The aggregate fair value of these awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years.
Stock-based compensation was $5.4 million, $2.8 million, and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Medley Management Inc.
Notes to Consolidated Financial Statements

A summary of RSU and restricted LLC unit activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	1,130,804	$16.56	—	$—
Granted	597,283	5.89	—	—
Forfeited	(44,200)	17.24	—	—
Vested	(31,404)	6.05	—	—
Balance at December 31, 2016	1,652,483	$12.88	—	$—
Granted	513,838	9.17	320,000	11.67
Forfeited	(404,456)	13.51	—	—
Vested	(310,472)	17.29	—	—
Balance at December 31, 2017	1,451,393	$10.44	320,000	$11.67
Granted	803,793	5.66	985,969	$5.30
Forfeited	(80,971)	8.20	—	—
Vested	(351,401)	14.05	—	—
Balance at December 31, 2018	1,822,814	$7.74	1,305,969	$6.86
The grant date fair value of RSUs vested during the year ended December 31, 2018 was $4.5 million. The vesting of 351,401 restricted stock units resulted in the issuance of 219,940 Class A common shares, as the restricted stock units were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total tax obligations amounted to $0.7 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During the year ended December 31, 2018, $0.8 million of previously recognized compensation was reversed relating to forfeited RSUs. In addition, during the year ended December 31, 2018, the Company reclassified cumulative dividends of $0.1 million from retained earnings to other compensation expense as a result of such forfeited RSUs. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of December 31, 2018 was $14.2 million and is expected to be recognized over a weighted average period of 3.1 years.
16. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the years ended December 31, 2018, 2017 and 2016 are reflected in the table below:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$53,741	$30,805	$—
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(11,362)	6,702	2,565
Contributions	—	23,000	17,010
Distributions	(5,953)	(6,738)	(994)
Change in fair value of available-for-sale securities	—	(28)	28
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC	(965)	—	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 for the year ending December 31, 2018.	(12,275)	—	12,196
Ending balance	$23,186	$53,741	$30,805

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
On July 31, 2018, a DMA Termination event occurred and the membership units owned by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities, at its then fair value. The fair value was determined to be $12.3 million on the DMA Termination date and was adjusted through a $1.0 million charge to non-controlling interests in Medley LLC (refer to Note 9 for further information).
During the year ended December 31, 2018 profits allocated to this non-controlling interest was $2.1 million and distributions paid were $2.3 million, respectively. During the year ended December 31, 2017, profits allocated to this non-controlling interest were $4.4 million and distributions paid were $4.3 million. As of December 31, 2018, there was no balance of redeemable non-controlling interest in SIC Advisors LLC. As of December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.5 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of December 31, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $23.9 million and $40.6 million as of December 31, 2018 and 2017, respectively. Total contributions to the Joint Venture amounted to $53.8 million through December 31, 2018 and 2017, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the year ended December 31, 2018, losses allocated to this non-controlling interest were $13.1 million. During the year ended December 31, 2017 and 2016, profits allocated to this non-controlling interest were $2.7 million and $0.4 million, respectively. Distributions paid during the years ended December 31, 2018 and 2017 were $3.7 million and $2.4 million, respectively. There were no distributions paid during the year ended December 31, 2016.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the years ended December 31, 2018 and 2017, net losses allocated to this redeemable non-controlling interest was $0.3 million and $0.4 million, respectively. As of December 31, 2018 and 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million and $(0.4) million, respectively.
17. MARKET AND OTHER RISK FACTORS
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
17. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's condensed consolidated unaudited quarterly results of operations for 2018 and 2017 are as follows:

Medley Management Inc.
Notes to Consolidated Financial Statements

	For the For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Amounts in thousands)
Revenues	$12,565	$14,397	$15,151	$14,396
Expenses	14,058	12,485	11,649	12,840
Other (expenses) income, net	(10,928)	956	(5,766)	(11,007)
(Loss) income before income taxes	(12,421)	2,868	(2,264)	(9,451)
Net (loss) income	(11,844)	2,418	(2,459)	(9,641)
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(7,971)	3,866	(2,464)	(4,514)
Net Income attributable to non-controlling interests in Medley LLC	(3,282)	(963)	133	(3,899)
Net (loss) income attributable to Medley Management Inc.	$(591)	$(485)	$(128)	$(1,228)

Net income (loss) per Class A common stock:
Basic	$(0.16)	$(0.15)	$(0.08)	$(0.26)
Diluted	$(0.16)	$(0.15)	$(0.08)	$(0.26)
Weighted average shares - Basic and Diluted	5,697,802	5,591,123	5,543,802	5,483,303

	For the For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Amounts in thousands)
Revenues	$18,041	$16,562	$16,434	$13,996
Expenses	13,635	9,878	8,509	7,581
Other (expenses) income, net	(1,329)	(1,482)	(2,002)	(1,352)
Income before income taxes	3,077	5,202	5,923	5,063
Net income	2,614	4,550	5,495	4,650
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,009	1,917	1,304	1,488
Net Income attributable to non-controlling interests in Medley LLC	1,107	2,172	3,617	2,768
Net (loss) income attributable to Medley Management Inc.	$(502)	$461	$574	$394

Net income (loss) per Class A common stock:
Basic	$(0.11)	$0.03	$0.06	$0.08
Diluted	$(0.11)	$0.03	$0.06	$0.08
Weighted average shares - Basic and Diluted	5,478,910	5,342,939	5,588,978	5,808,626

19. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K

Medley Management Inc.
Notes to Consolidated Financial Statements

or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as disclosed below.
On March 27, 2019, the Company’s Board of Directors declared a dividend of $0.03 per share of Class A common stock for the fourth quarter of 2018. The dividend will be paid on May 3, 2019 to stockholders of record as of April 15, 2019.

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
 Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Item 9B.     Other Information
Consolidation of Business Activities
During the first quarter of 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. For the year ended December 31, 2018, the Company recorded $2.0 million in severance costs. In addition, the company incurred a $0.2 million loss from subleasing its San Francisco office for the year ended December 31, 2018.

Amendment No. 4 and Waiver to CNB Revolving Credit Facility

On March 28, 2019, Medley Management Inc.’s operating company, Medley LLC (“Medley LLC”) entered into Amendment Number 4 to Credit Agreement and Waiver (“Amendment No. 4”) with respect to Medley LLC’s existing Credit Agreement, dated as of August 19, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), entered into by and among City National Bank, a national banking association, as the administrative agent and collateral agent (in such capacities, the “Agent”), the lenders party thereto and Medley LLC, as borrower. The Credit Agreement has been previously amended by Amendment Number One to Credit Agreement, dated as of August 12, 2015, Amendment Number Two to Credit Agreement, dated as of May 3, 2016, and Amendment Number Three to Credit Agreement, dated as of September 22, 2017, each by and among Medley, the Agent and the lenders party thereto, and has been further modified by the Letter Agreement and the Waiver to Credit Agreement, each dated as of November 14, 2018, and the Waiver Letter dated as of December 18, 2018. The Credit Agreement makes a Revolving Credit Facility available to Medley LLC.

Amendment No. 4 amends Section 2.01(a)(i) of the Credit Agreement to provide that, subject to the provisions of Section 2.01 and Article IV of the Credit Agreement, each lender with a revolving credit facility commitment agrees (severally, not jointly or jointly and severally) to make loans to Medley LLC in an aggregate amount at any one time outstanding not to exceed such lender’s pro rata share of the lesser of (a) the Maximum Revolver Amount (i.e., the aggregate amount of all commitments of all lenders under the Credit Agreement) and (b) Medley LLC’s Core EBITDA (as defined in the Credit Agreement) calculated for the twelve month period ending on the last day of the month that is 30 days prior to the date of borrowing; provided, that at no time shall the amount of such lender’s aggregate loans exceed such lender’s revolving credit facility commitment.

Also pursuant to Amendment No. 4, the Agent and the lenders have agreed to waive (a) the financial covenant contained in Section 6.10(b) of the Credit Agreement which provides that Medley LLC and its subsidiaries will not cause nor permit the Total Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter to be greater than 7.00:1.00 (the “Total Leverage Ratio Covenant”), solely with respect to the fiscal quarter ended on December 31, 2018, (b) the financial covenant contained in Section 6.10(c) of the Credit Agreement which provides that Medley LLC and its subsidiaries will not cause nor permit the Core EBITDA (as defined in the Credit Agreement), measured on a quarter-end-basis to be less than $15,000,000 for the then-ending period of four consecutive fiscal quarters (the “Core EBITDA Covenant”), with respect to the fiscal quarter ended on December 31, 2018, and (c) the financial reporting provisions of Section 5.04(c)(i)(y) of the Credit Agreement, solely with respect to the fiscal quarter ended on December 31, 2018, to the extent it requires the calculation showing compliance of the Total Leverage Ratio and the Core EBITDA to be included in the compliance certificate required to be delivered for the fourth fiscal quarter 2018 reporting period.

A copy of Amendment No. 4 is filed as Exhibit 10.38 to this Annual Report on Form 10-K and is incorporated by reference herein. The above description of Amendment No. 4 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 4.
PART III.
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
PART IV.
Item 15.     Exhibits

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

10.27†
Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed on May 12, 2017).

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

10.30†*	Form of Award Letter for the Medley Tactical Opportunities Carried Interest Allocation Plan.

10.31†*	Form of Amended and Restated Limited Liability Company Agreement for the plan LLCs associated with the Medley Tactical Opportunities Carried Interest Allocation Plan.

10.32
Letter Agreement, dated as of November 14, 2018, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2018).

10.33
Waiver, dated as of November 14, 2018, to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2018).

10.34
Supplement No. 4, dated as of November 14, 2018, to Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 20, 2018).

10.35
Waiver Letter, dated as of December 18, 2018, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2018).

10.36†
Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018).

10.37†
Form of Class A Medley LLC Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018).

10.38*
Amendment Number Four to Credit Agreement and Waiver, dated as of March 28, 2019, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank.

21.1*	Subsidiaries of Medley Management Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: April 1, 2019	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 1st day of April, 2019.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman (Co-Principal Executive Officer)
Brook Taube

/s/ Seth Taube	Co-Chief Executive Officer, Co-Chariman (Co-Principal Executive Officer)
Seth Taube

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard T. Allorto, Jr.

/s/ Jeffrey Tonkel	President and Director
Jeffrey Tonkel

/s/ James G. Eaton	Director
James G. Eaton

/s/ Jeffrey T. Leeds	Director
Jeffrey T. Leeds

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.