Form 10-Q
period 2019-03-31
MEDLEY MANAGEMENT INC.
filed 2019-05-15
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 13, 2019 was 5,817,298. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 13, 2019 was 100.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

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

•
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra” or “SIC”). Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that the mergers will be completed or subject to further delays.
Because forward-looking statements, such as the anticipated timing on which that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley, (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley’s common stock. There can be no assurance of the level of any dividends to be paid, if any, following consummation of the merger. Investors are cautioned that, as a result of a number of factors (including those described above), there remains substantial uncertainty regarding the ability of the parties to successfully consummate the mergers.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and other reports we file with the Securities and Exchange Commission. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

•
“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, and since 2017, MCOF and Aspect, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. As it relates to Medley Capital Corporation (NYSE: MCC) (TASE:MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$12,498	$17,219
Investments, at fair value	40,425	36,425
Management fees receivable	9,805	10,274
Right-of-use assets under operating leases	7,830	—
Other assets	13,917	14,298
Total Assets	$84,475	$78,216

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,809	$117,618
Loans payable, net	10,000	9,892
Due to former minority interest holder, net	9,841	11,402
Operating lease liabilities	9,754	—
Accounts payable, accrued expenses and other liabilities	20,116	26,739
Total Liabilities	167,520	165,651

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	26,337	23,186

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized;5,817,298 and 5,701,008 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	58	57
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	8,999	7,529
Accumulated deficit	(19,734)	(19,618)
Total stockholders' deficit, Medley Management Inc.	(10,677)	(12,032)
Non-controlling interests in consolidated subsidiaries	(502)	(747)
Non-controlling interests in Medley LLC	(98,203)	(97,842)
Total deficit	(109,382)	(110,621)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$84,475	$78,216

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Management fees (includes Part I incentive fees of $0 for each of the three months ending March 31, 2019 and 2018)	$10,913	$12,085
Other revenues and fees	2,441	2,329
Investment income:
Carried interest	352	165
Other investment income (loss)	63	(183)
Total Revenues	13,769	14,396

Expenses
Compensation and benefits	8,021	8,331
General, administrative and other expenses	3,254	4,509
Total Expenses	11,275	12,840

Other Income (Expense)
Dividend income	572	1,429
Interest expense	(2,898)	(2,681)
Other income (expense), net	3,571	(9,755)
Total other income (expense), net	1,245	(11,007)
Income (loss) before income taxes	3,739	(9,451)
(Benefit from) provision for income taxes	(23)	190
Net Income (Loss)	3,762	(9,641)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	4,195	(4,514)
Net loss attributable to non-controlling interests in Medley LLC	(361)	(3,899)
Net Loss Attributable to Medley Management Inc.	$(72)	$(1,228)
Dividends declared per share of Class A common stock	$0.03	$0.20

Net Loss Per Share of Class A Common Stock:
Basic (Note 14)	$(0.02)	$(0.26)
Diluted (Note 14)	$(0.02)	$(0.26)
Weighted average shares outstanding - Basic and Diluted	5,754,665	5,483,303

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in thousands, except share and per share amounts)

Three Months Ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	(72)	245	(361)	(188)
Stock-based compensation	—	—	—	—	1,786	—	—	—	1,786
Dividends declared on Class A common stock ($0.03 per share)	—	—	—	—	—	(174)	—	—	(174)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	130	—	—	130
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	116,290	1	—	—	(316)	—	—	—	(315)
Balance at March 31, 2019	5,817,298	$58	100	$—	$8,999	$(19,734)	$(502)	$(98,203)	$(109,382)

Three Months Ended March 31, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	5,481,068	$55	100	$—	$2,820	$(1,301)	$(9,545)	$(1,702)	$(67,401)	$(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform	—	—	—	—	—	1,301	(1,301)	—	—	—
Net loss	—	—	—	—	—	—	(1,228)	—	(3,899)	(5,127)
Stock-based compensation	—	—	—	—	1,046	—	—	—	—	1,046
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(1,345)	—	—	(1,345)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	25	—	—	25
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	14,275	—	—	—	(61)	—	—	—	—	(61)
Distributions	—	—	—	—	—	—	—	—	(4,771)	(4,771)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interest at fair value	—	—	—	—	—	—	—	56	—	56
Balance at March 31, 2018	5,495,343	$55	100	$—	$3,805	$—	$(14,080)	$(1,644)	$(78,976)	$(90,840)

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$3,762	$(9,641)
Adjustments to reconcile net income (loss) to net cash provided and used by operating activities:
Stock-based compensation	1,786	1,046
Amortization of debt issuance costs	234	185
Accretion of debt discount	315	147
Provision for deferred taxes	104	1,332
Depreciation and amortization	178	219
Net change in unrealized (appreciation) depreciation on investments	(3,617)	9,807
Income from equity method investments	(394)	(180)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	130	25
Non-cash lease costs	608	—
Other non-cash amounts	—	55
Changes in operating assets and liabilities:
Management fees receivable	469	4,595
Distributions of income received from equity method investments	67	288
Purchase of investments	(629)	(415)
Sale of investments	472	392
Other assets	(18)	(1,239)
Operating lease liabilities	(680)	—
Accounts payable, accrued expenses and other liabilities	(4,744)	(4,083)
Net cash (used in) provided by operating activities	(1,957)	2,533
Cash flows from investing activities
Distributions received from investment held at cost less impairment	101	—
Capital contributions to equity method investments	—	(14)
Net cash provided by (used in) investing activities	101	(14)
Cash flows from financing activities
Payments to former minority interest holder	(1,750)	—
Capital contributions from non-controlling interests	—	2
Distributions to non-controlling interests and redeemable non-controlling interests	(799)	(7,209)
Dividends paid	—	(1,345)
Payments of tax withholdings related to net share settlement of restricted stock units	(316)	(61)
Net cash used in financing activities	(2,865)	(8,613)
Net decrease in cash and cash equivalents	(4,721)	(6,094)
Cash and cash equivalents, beginning of period	17,219	36,163
Cash and cash equivalents, end of period	$12,498	$30,069

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	8,233	—
Recognition of operating lease liabilities offset against right-of-use assets under operating leases upon adoption of new leasing standard	10,229	—
Accretion of operating lease liabilities against right-of-use assets	208	—
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	(125)
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01	—	649
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02	—	207
Issuance of non-controlling interest at fair value	—	56
Dividends declared and unpaid on Class A common stock ($0.03 per share)	(174)	—

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
Initial Public Offering of Medley Management Inc.
Medley Management Inc.(“MDLY”) was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc. raised $100.4 million, net of underwriting discount, through the issuance of 6,000,000 shares of Class A common stock at an offering price to the public of $18.00 per share. Medley Management Inc. used the offering proceeds to purchase 6,000,000 newly issued LLC Units (defined below) from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
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
Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation (“Sierra” or “SIC”), pursuant to which MDLY would merge with and into Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of Sierra. MDLY's Class A stockholders would receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and would receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation (“MCC”) and Sierra, MCC would merge with and into SIC, with SIC as the surviving entity. MCC shareholders would receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.
On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, "FrontFour"). The action, as consolidated, is captioned in re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the "Class Action"). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the "Decision") denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a shopping process for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.
On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the "Settlement Term Sheet"), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the "Medley Parties"), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand.
In connection with the Settlement Term Sheet and in exchange and consideration for the release of MDLY by the Plaintiffs and the Class (each as defined in the Settlement Term Sheet), MDLY entered into an acknowledgment and agreement (the "Acknowledgment") pursuant to which Medley agreed to certain actions and undertakings that are described in greater detail in the Settlement Term Sheet including, among other matters: (i) agreeing to participate and cooperate in the discussions and efforts to amend certain provisions of the Merger Agreements, (ii) agreeing to consent to amendments to the MCC Merger Agreement relating to the creation of go shop process to solicit superior transactions to the MCC Merger, if and when presented to MDLY by Sierra and MCC and (iii) agreeing to amendments to the MDLY Merger Agreement, and, if and when presented to MDLY by Sierra and MCC, agreeing to consent to amendments to the MCC Merger Agreement, to extend the outside date in the Merger Agreements to October 31, 2019 and to modify the merger consideration payment mechanics contained therein to provide for the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, which amount defendants in the Class Action (other than MDLY) will cause to be contributed to the fund, and distributed to eligible members of the Class, after certain deductions, following the closing of the MCC Merger and in accordance with the terms of the Settlement Stipulation (as defined in the Settlement Term Sheet). Pursuant to, and in accordance with the terms and conditions of, the Acknowledgment, MDLY has also undertaken to work in good faith to agree to supplemental disclosures relating to the Mergers consistent with the decision in connection with the Class Action, as well as to use reasonable efforts to obtain exemptive relief from the SEC to allow for the consummation of the Mergers.
Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $0.3 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for any future interim period or the full year ending December 31, 2019.

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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of March 31, 2019, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC are 19.2% and 80.8%, respectively, and as of December 31, 2018, were 18.9% and 81.1%, respectively. Net income (loss) attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units of Medley LLC owned by such non-managing members.
As of March 31, 2019 and December 31, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of March 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $25.1 million and less than $0.1 million, respectively. As of December 31, 2018, total assets

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $22.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of March 31, 2019, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of March 31, 2019 and December 31, 2018 is presented in the table below.

	As of
	March 31, 2019	December 31, 2018

Assets	(in thousands)
Cash and cash equivalents	$173	$274
Investments, at fair value	2,210	1,952
Other assets	336	248
Total assets	$2,719	$2,474
Liabilities and Equity
Accrued expenses and other liabilities	$501	$330
Equity	2,218	2,144
Total liabilities and equity	$2,719	$2,474
As of March 31, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.2 million of accrued expenses and other liabilities and $2.2 million of equity as a result of the consolidation of STRF. As of December 31, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three months ended March 31, 2019 and 2018, the fund did not generate any significant income or losses from operations.
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
As of March 31, 2019, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.1 million, receivables of $1.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values, and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2018, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of March 31, 2019, the Company’s maximum exposure to losses from these entities is $5.8 million.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of March 31, 2019 and December 31, 2018. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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
Investments also include publicly traded common stock. The Company measures the fair value of its publicly traded common stock at the quoted market price on the primary market or exchange on which they trade. Any realized gains (losses) from the sale of investments and unrealized appreciation (depreciation) resulting from changes in fair value are recorded in other income (expenses), net, effective January 1, 2018. Prior to January 1, 2018, the Company recorded changes in the fair value of its available for sale securities in its statements of other comprehensive income with an offset to accumulated comprehensive income. As a result of the adoption of this new guidance, on January 1, 2018, the Company reclassed $1.3 million of cumulative unrealized losses, net of income tax benefit, from accumulated other comprehensive (loss) income to accumulated deficit on the Company's condensed consolidated balance sheet.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
 Revenues
Effective January 1, 2018, the Company recognizes revenue in accordance with ASC 606, Revenues from Contracts with Customers. The Company recognizes revenue under the core principle of depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for such goods or services. To achieve this, the Company applies a five step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied.
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Such fees represent a capital allocation to the general partner or investment manager and are accounted for under ASC 323, Investments - Equity Method and Joint Ventures. As such, these types of performance fees are not in the scope of ASC 606.
As a result of the adoption of this new revenue guidance, the Company recorded a cumulative effect decrease to equity of $3.6 million, net of benefit from income taxes of $0.1 million, as of January 1, 2018, which relates to (1) certain performance fee revenue that would not have met the “probable that significant reversal will not occur” criteria of $3.0 million and (2) the reversal of reimbursable fund formation costs which were deferred on the Company’s consolidated balance sheet of $0.7 million.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Investment Income (loss) - Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents and are accounted for under ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, these performance fees are reflected as carried interest within investment income on the Company's consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on the Company's consolidated balance sheets.
Under ASC 323, the Company records carried interest based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on the Company's condensed consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2019, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2019 and December 31, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During the three months ended March 31, 2019 and 2018, the Company did not record any reversals of previously recognized performance fees.
Investment Income (loss) - Other
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Reclassification of Prior Period Presentation
Performance fee compensation reported in the prior period has been reclassified to compensation and benefits to conform to the current period presentation in the condensed consolidated statements of operations. This reclassification had no effect on the reported results of operations.
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
Recently Issued Accounting Pronouncements Adopted as of January 1, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase the transparency and comparability among organizations as it relates to lease assets and lease liabilities, by requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months, with exceptions. Effective January 1, 2019, the Company adopted this guidance using a modified retrospective approach, which was required for all leases that exist at or commence after the date of the initial application with an option to use certain practical expedients. The Company has elected to use these practical expedients, which allow the Company to treat lease and non-lease components of its leases as a single component, have the ability to use hindsight in determining the lease term and assessing impairment of right-of-use assets, not to reassess lease classification or whether an arrangement is or contains a lease and not to reassess its initial accounting for direct lease costs.
The adoption of the new lease standard at January 1, 2019 resulted in the recognition of right-of-use assets and lease liabilities of $8.2 million and $10.2 million, respectively, consisting primarily of operating leases related to the rental of office space. The adoption of this guidance did not have a significant impact on the Company's consolidated statements of operations or cash flows. Additionally, this adoption did not impact any covenants associated with the Company's financial obligations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements. The adoption of this ASU is not expected to have a significant impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements. The adoption of this ASU is not expected to have a significant impact on the Company's consolidated financial statements.
The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

3. REVENUES FROM CONTRACTS WITH CUSTOMERS
The majority of the Company's revenues are derived from investment management and advisory contracts that are accounted for in accordance with ASC 606.
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
Reimbursement of certain expenses incurred on behalf of the Company's funds are reported on a gross basis on the statements of operations if the Company is determined to be acting as the principal in those transactions.
Significant Judgments
The Company's contracts with customers generally include a single performance obligation to provide asset management, advisory and other related services on a quarterly basis. Revenues are recognized as such performance obligation is satisfied and the constraint on the management fees is lifted on a quarterly basis, hence, the Company does not need to exercise significant judgments in regards to management fees. Consideration for management fees is received on a quarterly basis as the performance obligations are satisfied.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

constraints do not apply to them. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 4 "Investments" for additional information.
Revenue by Category
The following table present the Company's revenue from contracts with customers disaggregated by type of customer for the three months ended March 31, 2019.

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

	(in thousands)
Management fees	$7,529	$1,860	$1,524	$—	$10,913
Other revenues and fees	1,780	—	—	661	2,441
Total revenues from contracts with customers	$9,309	$1,860	$1,524	$661	$13,354
The following table present the Company's revenue from contracts with customers disaggregated by type of customer for the three months ended March 31, 2018.

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

	(in thousands)
Management fees	$8,392	$2,061	$1,632	$—	$12,085
Other revenues and fees	1,845	—	—	484	2,329
Total revenues from contracts with customers	$10,237	$2,061	$1,632	$484	$14,414
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.3 million as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.2 million for each of those periods, and received cash deposits of $0.1 million and $0.2 million, respectively.
The Company did not have any contract assets as of March 31, 2019 or December 31, 2018.
Assets Recognized for the Costs to Obtain or Fulfill a Contract
As part of providing investment management services to a fund, the Company might incur certain placement fees to third parties for obtaining new investors for the fund. Any placement fees incurred to third party placement agents for placing investors into a fund are variable as it is based on a percentage of future fees and cannot be reasonably estimated. The Company determined that placement fees which are paid in cash over time as fees are earned, do not relate to a new contract at the time the payment is made. These costs do not represent a cost to obtain a new contract but rather a cost to fulfill an existing contract. The Company does not recognize any assets for the incremental costs of obtaining or fulfilling a contract with a customer and expenses placement fees as incurred.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Equity method investments, at fair value	$13,775	$13,422
Investment in shares of MCC, at fair value	24,124	20,633
Investment held at cost less impairment	316	418
Investments of consolidated fund	2,210	1,952
Total investments, at fair value	$40,425	$36,425
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment in Sierra Income Corporation (“SIC” or "Sierra"), a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of investment income (loss) in the consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three months ended March 31, 2019 and 2018.
The Company's equity method investment in shares of Sierra were $7.5 million and $7.4 million as of March 31, 2019 and December 31, 2018, respectively. The remaining balance as of March 31, 2019 and December 31, 2018 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of March 31, 2019 and December 31, 2018, the balance due to the Company for such performance fees was $0.7 million and $0.4 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of March 31, 2019 and December 31, 2018, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three months ended March 31, 2019 and 2018, the Company recognized unrealized gains of $3.5 million and unrealized losses of $9.6 million, respectively, which are included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was $0.3 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined. There were no impairment losses recorded during the three months ended March 31, 2019 and 2018.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of March 31, 2019, investments of consolidated fund consisted of $0.5 million of equity investments and $1.7 million of senior secured loans. As of December 31, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans Refer to Note 5 "Fair Value Measurements" for additional information.

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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value:

	As of March 31, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$272	$—	$1,938	$2,210
Investment in shares of MCC	24,124	—	—	24,124
Total Assets	$24,396	$—	$1,938	$26,334

	As of December 31, 2018
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$258	$—	$1,694	$1,952
Investment in shares of MCC	20,633	—	—	20,633
Total Assets	$20,891	$—	$1,694	$22,585
Included in investments of consolidated fund as of March 31, 2019 are Level I assets of $0.3 million in equity investments and Level III assets of $1.9 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no significant unrealized gains or losses related to the investments of consolidated fund for each of the three months ended March 31, 2019 and 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of March 31, 2019
	Balance at December 31, 2018	Purchases	Transfers In or (Out) of Level III	Unrealized Appreciation/(Depreciation)	Sale of Level III Assets	Balance at March 31, 2019

	(in thousands)
Investments of consolidated fund	$1,694	342	—	53	(151)	$1,938
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2019.
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
6. LEASES
On January 1, 2019, the company adopted ASC 842, Leases, under the modified retrospective method where any transition adjustments are recorded through a cumulative adjustment to retained earnings in the period of adoption. This new accounting standard requires a dual approach for lessee accounting whereby a lessee accounts for lease arrangements as either operating leases or finance leases. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the transition relief package of practical expedients permitted within ASC 842. Accordingly, the Company has not reassessed the classification of its existing leases as of the transition date, whether existing contracts at the transition date contain a lease, or whether unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs at lease commencement. The Company also applied practical expedients to not separate lease and non-lease components for all new leases as well as leases commencing before the effective date if certain criteria are met, and does not record leases on its consolidated balance sheet with expected terms of twelve months or less. Upon adoption of ASC 842, the Company recognized $8.2 million of right-of-use assets under operating leases and operating lease liabilities of $10.2 million.
Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the expected lease terms. The Company’s expected lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. The Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company and thus not included in its right-of-use assets and operating lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the underlying right-of-use asset.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Substantially all of the Company's operating leases are comprised of its office space in New York City and San Francisco which expire at various times through September 2023. The Company does not have any contracts that would be classified as a finance lease nor any operating leases that contain variable payments.
The components of lease cost and other information for the three months ended March 31, 2019 are as follows (dollars in thousands):

Lease cost
Operating lease costs	$625
Variable lease costs	—
Sublease income	(115)
Total lease cost	$510

Other information
Weighted-average remaining lease term (in years)	4.5
Weighted-average discount rate	8.2%
Future payments for operating leases as of March 31, 2019 are as follows (in thousands):

Remaining 2019	$2,042
2020	2,846
2021	2,483
2022	2,441
2023	1,823
Total future lease payments	11,635
Less imputed interest	(1,881)
Operating lease liabilities, as reported	$9,754
Rent expense amounted to $0.6 million for the three months ending March 31, 2018. There is no material difference between the amount of lease expense recognized under the new lease accounting standard versus the superseded lease accounting standard.
7. OTHER ASSETS
Other assets consist of the following:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,624 and $3,446, respectively	$2,963	$3,140
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,749	1,645
Deferred tax assets (Note 15)	3,638	3,739
Due from affiliates (Note 13)	1,776	1,421
Prepaid expenses and taxes	891	1,113
Other assets	925	1,265
Total other assets	$13,917	$14,298

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,855 and $2,946, respectively	$50,740	$50,649
2024 Notes, net of unamortized premium and debt issuance costs of $1,931 and $2,031 respectively	67,069	66,969
Total senior unsecured debt	$117,809	$117,618
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $37.7 million as of March 31, 2019.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended March 31, 2019 and 2018.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility (Note 8) with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $52.0 million as of March 31, 2019.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended March 31, 2019 and 2018.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	March 31, 2019	December 31, 2018

	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $0 and $108, respectively	$10,000	$9,892
Total loans payable	$10,000	$9,892

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provided for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intended to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bore interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three months ended March 31, 2019, there were no amounts drawn under the Revolving Credit Facility and the Company had not incurred any borrowings under the Revolving Credit Facility since its inception. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contained financial covenants that required the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios were calculated on a trailing twelve months basis and were calculated using the Company’s financial results and included adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit Facility also contained customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Effective May 13, 2019 the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company in connection with the termination of this facility. Amortization of deferred issuance costs associated with the Revolving Credit Facility were $0.1 million and less than $0.1 million for the three months ending March 31, 2019 and 2018, respectively.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in June 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for each of the three months ending March 31, 2019 and 2018, respectively. The fair value of the outstanding balance of the notes was $10.0 million as of March 31, 2019 and December 31, 2018, respectively.
On January 31, 2019, the Company entered into a termination agreement with the lenders which will become effective upon the closing of the Company's pending merger with SIC. In accordance with the provisions of the termination agreement, the Company will be required to pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a new $6.5 million promissory note ("New Promissory Note"). The New Promissory Note will bear interest at LIBOR plus 7.0% and maturity will be six months after the merger closing date. Such consideration would be for the full satisfaction of the two aforementioned non-recourse promissory notes and related agreements, including the Company's revenue share payable, as further described in Note 12.
Contractual Maturities of Loans Payable
As further described above, upon closing of the Company's pending merger with SIC, the Company's two non-recourse promissory and revenue sharing arrangement would be settled for payment of $6.5 million on or prior to the merger closing date and delivery of the New Promissory Note. If the pending merger does not close, $10.0 million of future principal payments will be due, relating to loans payable, during the year ending December 31, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $2,409 and $2,598, respectively	$9,841	$11,402
Total due to former minority interest holder	$9,841	$11,402

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right was triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from redeemable non-controlling in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date.

In December, 2018, Medley LLC entered into a Letter Agreement with Strategic Capital Advisory Services, LLC, whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by Medley under the LLC Agreement. The amount due will be paid in sixteen equal installments through August 5, 2022. The Company evaluated this agreement under ASC 470-50, Debt - Modifications and Extinguishment, to determine if modification or extinguishment treatment was necessary. After performing this analysis, the Company determined modification treatment was appropriate and a new effective interest rate was established on the modification date.

As of March 31, 2019 future payments due to former minority interest holder are as follows (in thousands):

Remaining in 2019	$2,625
2020	3,500
2021	3,500
2022	2,625
Total future payments	$12,250

The amount due will be paid in quarterly installments over a four year period, beginning 2019. For the three months ended March 31, 2019, the amortization of the discount was $0.2 million and is included as a component of interest expense on the Company's consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Accrued compensation and benefits	$4,256	$7,438
Due to affiliates (Note 13)	7,191	7,635
Revenue share payable (Note 12)	3,020	2,976
Accrued interest	1,294	1,294
Professional fees	1,906	2,802
Deferred rent	—	2,035
Deferred tax liabilities (Note 15)	62	60
Accounts payable and other accrued expenses	2,387	2,499
Total accounts payable, accrued expenses and other liabilities	$20,116	$26,739

12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Refer to Note 6 to these condensed consolidated financial statements.
Consolidation of Business Activities
During the three months ended March 31, 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the three months ended March 30, 2018, the Company recorded $1.4 million in severance costs.
Capital Commitments to Funds
As of March 31, 2019 and December 31, 2018, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of March 31, 2019 and December 31, 2018, this obligation amounted to $3.0 million and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would become effective upon the closing of the Company's pending merger with SIC. In accordance with the provisions of the termination agreement, the Company would pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a six month $6.5 million promissory note. The promissory note would bear interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would be for the full satisfaction of the two non-recourse promissory notes disclosed in Note 9 as well as the Company's obligation above.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action have been stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on July 23, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC (“MCC Advisors”), Medley Group, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with Sierra (the “MCC Merger”), and that MDLY, Sierra, MCC Advisors, Medley Group, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.
On April 15, 2019, the parties reached agreement on the principal terms of a settlement of the FrontFour Action. The principal terms of the settlement are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the FrontFour Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the Agreement and Plan of Merger,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc. (the “MDLY Merger Agreement,” together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit MCC’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.
In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by the board of directors of MCC (the “Board”) for election at MCC’s 2019 annual meeting of stockholders.
Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.
Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.
If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour.
The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.
In connection with the execution of the Settlement Term Sheet, effective as of April 15, 2019, the Board appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively.
MCC is seeking to obtain the agreement and/or consent of Sierra to effect certain amendments to the MCC Merger Agreement and the MDLY Merger Agreement as provided in the Settlement Term Sheet. At this time, MCC cannot provide any assurance whether the Mergers, or any other transaction involving the parties, will be consummated.
MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019). Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, has filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually. Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The lawsuit was filed on March 1, 2019 and is in its very initial stages. The Company believes the claims are without merit, intends to vigorously defend them, and has asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Employment Agreements
In connection with the Company's pending merger with Sierra, the pre-IPO owners entered into employment agreements which would become effective upon the successful completion of the merger. Each employment agreement sets forth a base salary, which is subject to change at the discretion of the Board or compensation committee of the post-merged entity. The initial term of the employment agreements range from 24 to 30 months. The combined initial base salaries of the pre-IPO members would be $3.0 million. Under the employment agreements, each pre-IPO owner is eligible to receive each year a short-term incentive paid in cash and a long-term incentive in the form of an equity award, each paid after the end of the year. Each employment agreement provides that the post merged entity's Board or compensation committee will establish a target annual bonus for each year of no less than a specified percentage of each pre-IPO owner's base salary and will establish performance and other objectives for the year for such annual bonus, in consultation with management. During their first year of employment, the combined target annual bonuses could amount up to $12.6 million of which $4.7 million would consist of cash and $7.9 million in the form of restricted stock units which would vest over a three year period.
The employment agreements also set forth bonuses for 2018 which the Board or the compensation committee of the post-merger company may increase in recognition of performance in excess of performance objectives. The aggregate 2018 bonuses to the pre-IPO owners amount to $12.6 million of which $4.7 million would be payable in cash and $7.9 million in the form of restricted stock units which would vest over a three year period. As the 2018 bonus amounts per the employment agreements are not effective until the closing of the merger they were not accrued for as of December 31, 2018. Actual bonuses to the pre-IPO owners accrued for as of March 31, 2019 and December 31, 2018 were $0.7 million.
The long-term equity incentive will be made in the form of an equity award, vesting in three equal annual installments. The cash and equity award portions of the annual bonuses paid under the employment agreements will be subject to recoupment by the Combined Company to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Act) and/or the rules and regulations of the NYSE.
13. RELATED PARTY TRANSACTIONS
Substantially all of Medley’s revenue is earned through agreements with its non-consolidated funds for which it collects management and performance fees for providing asset management, advisory and other related services.
Administration Agreements
In January 2011 and April 2012, Medley entered into administration agreements with MCC (the “MCC Admin Agreement”) and Sierra (the “SIC Admin Agreement”), respectively, whereby, as part of its performance obligation to provide asset management, advisory and other related services, Medley agreed to provide administrative services necessary for the operations of MCC and Sierra. MCC and Sierra agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC and Sierra's officers and their respective staffs.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Total revenues recorded under these agreements for the three months ended March 31, 2019 and 2018 are reflected in the table below:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
MCC Admin Agreement	$881	$901
SIC Admin Agreement	663	699
Funds Admin Agreements	236	245
Total administrative fees from related parties	$1,780	$1,845
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	March 31, 2019	December 31, 2018

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$668	$804
Amounts due from SIC under the SIC Admin Agreement	622	619
Amounts due from entities under the Funds Admin Agreements	459	222
Total administrative fees receivable	$1,749	$1,645
Management fee Waiver
During the three months ended March 31, 2018, the Company voluntarily waived $0.4 million in management fees for MCC. There were no management fee waivers during the three months ended March 31, 2019.
Investments
Refer to Note 4 "Investments" for information related to the Company's investments in related parties.
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through March 31, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method for the three months ending March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net loss attributable to Medley Management Inc.	$(72)	$(1,228)
Less: Allocation of earnings to participating securities	(23)	(224)
Net loss available to Class A common stockholders	$(95)	$(1,452)

Denominator
Weighted average shares of Class A common stock outstanding	5,754,665	5,483,303
Net loss per Class A share	$(0.02)	$(0.26)
The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 24,705,970 and 24,032,533 LLC Units and restricted LLC Units as of March 31, 2019 and 2018, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the three months ended March 30, 2019 and 2018.

Declaration Dates	Record Date	Payment Dates	Per Share
March 27, 2019	April 15, 2019	May 3, 2019	$0.03

February 7, 2018	February 22, 2018	March 7, 2018	$0.20
15. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of March 31, 2019 and December 31, 2018, the Company's deferred tax assets were $3.6 million and $3.7 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of March 31, 2019 and December 31, 2018 is presented net of a valuation allowance of $1.0 million. This valuation allowance was established during the year ended December 31, 2018 and relates to the portion of the Company's deferred tax assets associated with the cumulative unrealized loss on shares of MCC. Of the $1.0 million, $0.6 million was recorded during the three months ended March 31, 2018. The Company considers it more likely than not that it would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses. Deferred tax liabilities were $0.1 million as of March 31, 2019 and December 31, 2018. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, amortization of tax goodwill, stock-based compensation and depreciation.
The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the three months ended March 31, 2019 and 2018, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
The Company’s effective tax rate was (0.6)% and (2.0)% for the three months ended March 31, 2019 and 2018, respectively. The variance in the effective tax rate was primarily attributed to income (losses) allocated to one of our non-controlling interests of $4.0 million and $(5.2) million for the three months ended March 31, 2019 and 2018, respectively, which are not subject to income taxes and the recording of a $0.6 million valuation allowance during the three months ended March 31, 2018.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three ended March 31, 2019 and 2018. As of and during the three months ended March 31, 2019 and 2018, there were no uncertain tax positions taken that were not more likely than not to be sustained.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.3 million for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018 the Company's outstanding liability to the plan was $0.8 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. The maximum aggregate number of awards available to be granted under the plan, as amended, is 4,500,000, of which all or any portion may be issued as shares of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. As of March 31, 2019, there were 1.0 million awards available to be granted under the Plan.
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
For the three months ended March 31, 2019 and 2018, stock-based compensation was $1.8 million and $1.0 million, respectively.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of RSU and restricted LLC Unit activity for the three months ended March 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,822,814	$7.74	1,305,969	$6.86
Granted	19,300	3.51	—	—
Forfeited	(43,831)	8.81	—	—
Vested	(267,576)	7.33	—	—
Balance at March 31, 2019	1,530,707	$7.74	1,305,969	$6.86
The grant date fair value of RSUs vested during the three months ended March 31, 2019 was $2.0 million. The vesting of 267,576 RSUs and restricted LLC Units resulted in the issuance of 116,290 Class A common shares to employees and 66,668 LLC Units to the pre-IPO members. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $0.3 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During each of the three months ended March 31, 2019 and 2018 there was $0.5 million of previously recognized compensation reversed relating to forfeited RSUs. In addition, during the three months ended March 31, 2019, the Company reclassified cumulative dividends of $0.1 million from retained earnings to other compensation expense as a result of such forfeited RSUs. Cumulative dividends reclassified from retained earnings for the three months ended March 31, 2018 was less than $0.1 million. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of March 31, 2019 was $11.7 million and is expected to be recognized over a weighted average period of 3.0 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the three months ended March 31, 2019 and 2018 are reflected in the table below:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Beginning balance	$23,186	$53,741
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	3,950	(4,516)
Distributions	(799)	(2,438)
Ending balance	$26,337	$46,787
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC.
On July 31, 2018, a DMA Termination event occurred and the membership units owned by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder (Note 10), a component of total liabilities, at its then fair value. The fair value of the non-controlling interest was determined to be $12.3 million on the DMA Termination date and was adjusted through a $1.0 million charge to non-controlling interests in Medley LLC.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2018, profits allocated to this non-controlling interest were $0.8 million and distributions paid were $1.4 million. There were no profits or distributions allocated to this non-controlling interest subsequent the Company's redemption of the membership units held by the former minority interest holder.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of March 31, 2018, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $27.1 million and $23.9 million as of March 31, 2019 and December 31, 2018, respectively.
Total contributions to the Joint Venture amounted to $53.8 million through March 31, 2019, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months ended March 31, 2019, profits allocated to this non-controlling interest were $4.0 million. During the three months ended March 31, 2018, losses allocated to this non-controlling interest were $5.2 million. Distributions paid during the three months ended March 31, 2019 and 2018 were $0.8 million and $1.0 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three months ended March 31, 2019 and 2018, net losses allocated to this redeemable non-controlling interest were less than $0.1 million and $0.1 million, respectively. As of March 31, 2019 and December 31, 2018, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million, respectively.
18. MARKET AND OTHER RISK FACTORS
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
19. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended March 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.9 billion as of March 31, 2019.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of March 31, 2019.
As of March 31, 2019, we had $4.7 billion of AUM, $1.9 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of March 31, 2019 declined by 8% year over year which was driven primarily by the termination of MCC's revolver commitment with ING, distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through March 31, 2019 was 20% and our compounded annual Fee Earning AUM growth rate was 14%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of March 31, 2019, we had $2.7 billion of Fee Earning AUM which consisted of $1.7 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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

For the three months ended March 31, 2019, 82% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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
Reorganization and Initial Public Offering
Medley Management Inc. (“MDLY”) was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its IPO of its Class A common stock. We raised $100.4 million, net of underwriting discounts, through the issuance of 6,000,000 shares of Class A common stock at a public offering price of $18.00 per share. The offering proceeds were used to purchase 6,000,000 newly issued LLC Units from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of May 13, 2019:

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

(13)
Certain employees of Medley LLC hold approximately 70.2% of the limited liability company interests in Medley Avantor Investors LLC, entitling the holders to share the carried earned from Medley Tactical Opportunities LLC.

(14)
Certain employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Cloverleaf Investors LLC, entitling the holders to share the carried earned from Medley Chiller Holdings LLC.

Agreement and Plan of Merger
On August 9, 2018, MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation ("Sierra"), pursuant to which MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management, Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra ("Merger Sub"), and our existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. In the MDLY Merger, Medley LLC unitholders will convert their units into shares of MDLY Class A common stock and, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock, plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. Each share of Class B common stock issued and outstanding immediately prior to the effective date of the merger will be canceled without consideration therefor.
Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation ("MCC") and Sierra (the "MCC Merger Agreement"), MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement merge with and into Sierra, with Sierra as the surviving entity in the merger (the MCC Merger together with the MDLY Merger, the "Mergers"). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC merger effective time, other than the shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock.
On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, FrontFour). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the "Class Action"). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the Decision) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a shopping process for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.
On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the Settlement Term Sheet), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the Medley Parties), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand.
In connection with the Settlement Term Sheet and in exchange and consideration for the release of MDLY by the Plaintiffs and the Class (each as defined in the Settlement Term Sheet), MDLY entered into an acknowledgment and agreement (the "Acknowledgment") pursuant to which Medley agreed to certain actions and undertakings that are described in greater detail in the Settlement Term Sheet including, among other matters: (i) agreeing to participate and cooperate in the discussions and efforts to amend certain provisions of the Merger Agreements, (ii) agreeing to consent to amendments to the MCC Merger Agreement relating to the creation of go shop process to solicit superior transactions to the MCC Merger, if and when presented to MDLY by Sierra and MCC and (iii) agreeing to amendments to the MDLY Merger Agreement, and, if and when presented to MDLY by Sierra and MCC, agreeing to consent to amendments to the MCC Merger Agreement, to extend the outside date in the Merger Agreements to October 31, 2019 and to modify the merger consideration payment mechanics contained therein to provide for the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, which amount defendants in the Class Action (other than MDLY) will cause to be contributed to the fund, and distributed to eligible members of the Class, after certain deductions, following the closing of the MCC Merger and in accordance with the terms of the Settlement Stipulation (as defined in the Settlement Term Sheet).
Pursuant to, and in accordance with the terms and conditions of, the Acknowledgment, MDLY has also undertaken to work in good faith to agree to supplemental disclosures relating to the Mergers consistent with the decision in connection with the Class Action, as well as to use reasonable efforts to obtain exemptive relief from the SEC to allow for the consummation of the Mergers.
Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $0.3 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
For additional information related to the Mergers, please refer to our transaction statement on Schedule 13E-3/A filed with the SEC on December 21, 2018 and, the Registration Statement on Form N-14 that includes a joint proxy statement/Prospectus of Sierra, MCC, and MDLY and, with respect to Sierra, constitutes a prospectus, which was filed with the SEC on December 21, 2018 and the Form 8-K filed with the SEC on April 17, 2019.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three months ended March 31, 2019, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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

Performance Fees. Performance fees are contractual fees which do not represent a capital allocation to the general partner or investment manager that are earned based on the performance of certain funds, typically our separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. We recognize contractual based performance fees as revenue when it is probable that a significant reversal of such fees will not occur in the future.
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

Carried Interest. Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents and are accounted for under ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, these performance fees are reflected as carried interest within investment income on our consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on our consolidated balance sheets.
We record carried interest based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on our consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. Through March 31, 2019, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2019 and December 31, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Expenses
Compensation and Benefits. Compensation and benefits consists primarily of salaries, discretionary bonuses and benefits paid and payable to our employees, performance fee compensation and stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures when they occur, and expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers for each of the three months ending March 31, 2019 and 2018. During the three months ending March 31, 2019 and 2018, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley Management Inc. and net income attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO, expenses associated with strategic initiatives and other non-core items and the income tax impact of these adjustments.
Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 24,705,970 vested and unvested LLC Units for 24,705,970 shares of Class A common stock at the beginning of each period presented.

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 33.0% for 2019 and 2018. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended March 31,
	2019	2018

	(dollars in thousands, except AUM, and per share amounts)
Consolidated Financial Data:
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(433)	$(5,127)
Net loss per Class A common stock	$(0.02)	$(0.26)
Net Income Margin (1)	(3.1)%	(35.6)%
Weighted average shares - Basic and Diluted	5,754,665	5,483,303

Non-GAAP Data:
Core Net Income	$705	$1,257
Core EBITDA	$3,880	$5,008
Core Net Income Per Share	$0.02	$0.05
Core Net Income Margin	5.1%	9.8%
Pro-Forma Weighted Average Shares Outstanding	32,117,893	30,635,399

Other Data (at period end, in millions):
AUM	$4,668	$5,076
Fee Earning AUM	$2,711	$3,040

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ending March 31, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%
Commitments (1)	14	(7)	7
Distributions (2)	(19)	(18)	(37)
Change in fund value (3)	(5)	(9)	(14)
Ending balance, March 31, 2019	$1,907	$2,761	$4,668	41%	59%

(1)
With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings offset, in part, by debt repayments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

(2)
With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.

(3)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.
AUM remained consistent at $4.7 billion as of March 31, 2019 and December 31, 2018. Our permanent capital vehicles decreased AUM by $10.0 million as of March 31, 2019 and our long-dated private funds and SMAs decreased AUM by $34.0 million, in each case as compared with December 31, 2018.
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

•
for certain long-dated private funds within their investment period, the amount of limited partner capital commitments (see “Fee earning AUM based on capital commitments” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period); and

•
for the aforementioned funds beyond their investment period and certain managed accounts within their investment period, the amount of limited partner invested capital or the NAV of the fund (see “Fee earning AUM based on invested capital or NAV” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period).

Our calculations of fee earning AUM and AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculations of fee earning AUM and AUM may not be based on any definition of fee earning AUM or AUM that is set forth in the agreements governing the investment funds that we advise.

Components of Fee Earning AUM

	As of
	March 31, 2019	December 31, 2018

	(in millions)
Fee earning AUM based on gross asset value	$1,713	$1,743
Fee earning AUM based on invested capital, NAV or capital commitments	998	1,042
Total fee earning AUM	$2,711	$2,785
As of March 31, 2019, fee earning AUM based on gross asset value decreased by $30.0 million, compared to December 31, 2018. The decrease was primarily due to income and return of capital distributions.
As of March 31, 2019, fee earning AUM based on invested capital, NAV or capital commitments decreased by $44.0 million compared to December 31, 2018. The decrease was primarily due to the return of portfolio investment capital to the fund.
The table below presents the roll forward of fee earning AUM for the three months ended March 31, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%
Commitments (1)	(6)	53	47
Distributions (2)	(19)	(64)	(83)
Change in fund value (3)	(5)	(33)	(38)
Ending balance, March 31, 2019	$1,713	$998	$2,711	63%	37%

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
Total fee earning AUM decreased by $74.0 million, or 3%, to $2.7 billion as of March 31, 2019 compared to December 31, 2018, primarily due to distributions and changes in fund value.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 409 investments and have invested a total of $2.4 billion. As of March 31, 2019, the fee earning AUM was $1.0 billion. The performance for SIC as of March 31, 2019 is summarized below:

Annualized Net Total Return(1):	4.4%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery(3):	61.5%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 234 investments and have invested a total of $2.2 billion. As of March 31, 2019, excluding Medley SBIC LP, the fee earning AUM was $482 million. The performance for MCC as of March 31, 2019 is summarized below:

Annualized Net Total Return(2):	0.2%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	35.8%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, primarily due to size. Since inception, we have provided capital for a total of 51 investments and have invested a total of $501 million. As of March 31, 2019, the fee earning AUM was $214 million. The performance for Medley SBIC fund as of March 31, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.9%
Net Investor Internal Rate of Return(5):	5.8%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery(3):	34.9%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 86 investments and have invested a total of $972 million. As of March 31, 2019, the fee earning AUM was $200 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of March 31, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.7%
Net Investor Internal Rate of Return(6):	3.6%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	39.9%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 47 investments and have invested a total of $208 million. As of March 31, 2019, the fee earning AUM was $102 million. The performance for MOF III as of March 31, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.4%
Net Investor Internal Rate of Return(6):	6.1%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 225 investments and have invested a total of $1.3 billion. As of March 31, 2019, the fee earning AUM in our SMAs was $581 million. The aggregate performance of our SMAs as of March 31, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.3%
Net Investor Internal Rate of Return(7):	6.4%
Annualized Realized Losses on Invested Capital:	0.9%
Average Recovery(3):	34.5%

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
The performance of STRF, MOF III Offshore, Aspect, Aspect-B, and MCOF as of March 31, 2019 is not meaningful given the funds' limited capital invested to date.

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through March 31, 2019. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of March 31, 2019, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 13.5%.

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

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended March 31,
	2019	2018

	(in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $0 for each of the three months ending March 31, 2019 and 2018)	$10,913	$12,085
Other revenues and fees	2,441	2,329
Investment income:
Carried interest	352	165
Other investment income (loss)	63	(183)
Total Revenues	13,769	14,396

Expenses
Compensation and benefits	8,021	8,331
General, administrative and other expenses	3,254	4,509
Total Expenses	11,275	12,840

Other Income (Expense)
Dividend income	572	1,429
Interest expense	(2,898)	(2,681)
Other income (expense), net	3,571	(9,755)
Total Other Income (Expense), Net	1,245	(11,007)
Income (loss) before income taxes	3,739	(9,451)
(Benefit from) provision for income taxes	(23)	190
Net Income (Loss)	3,762	(9,641)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	4,195	(4,514)
Net loss attributable to non-controlling interests in Medley LLC	(361)	(3,899)
Net Loss Attributable to Medley Management Inc.	$(72)	$(1,228)

Other data (at period end, in millions):
AUM	$4,668	$5,076
Fee earning AUM	$2,711	$3,040

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues
Management Fees. Total management fees decreased by $1.2 million, or 10%, to $10.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•
Our management fees from permanent capital vehicles decreased by $0.9 million during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management.

•	Our management fees from long-dated private funds and SMAs decreased by $0.3 million, or 8%, during the three months ended March 31, 2019, compared to the same period in 2018.
Other Revenues and Fees. Other revenues and fees increased by $0.1 million to $2.4 million during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in consulting fees for providing non-advisory services related to one of our private long dated funds.
Investment Income. Investment income increased by approximately $0.4 million during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in carried interest earned and unrealized gains from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $0.3 million to $8.0 million for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to a decrease in severance expense offset in part by an increase in stock-based compensation expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.3 million to $3.3 million during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was due primarily to a $0.7 million decrease in professional fees as well as a $0.5 million decrease in expenses associated with our consolidated fund, STRF.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.9 million to $0.6 million during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense increased by $0.2 million to $2.9 million during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to interest expense associated with our due to former minority interest holder liability.
Other Income (Expenses), net. Other income (expenses), net increased by $13.3 million to $3.6 million during the three months ended March 31, 2019 compared to the same period in 2018. The increase was due primarily to a $3.5 million unrealized gain on our investment in MCC during the three months ended March 31, 2019 as compared to a $9.6 million unrealized loss recorded during the same period in 2018. The $3.5 million unrealized gain in 2019 and $6.1 million of the $9.6 million unrealized loss during the same period in 2018 were allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the income attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was (0.6)% and (2.0)% for the three months ended March 31, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The variance in our effective tax rate was primarily attributed to income (losses) allocated to one of our non-controlling interests of $4.0 million and $(5.2) million for the three months ended March 31, 2019 and 2018, respectively, which was not subject to income taxes and the recording of a $0.6 million valuation allowance during the three months ended March 31, 2018 relating to the portion of our deferred tax asset associated with cumulative unrealized losses on shares of MCC.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $8.7 million to $4.2 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to the allocation of an unrealized gain on shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Net loss attributable to Medley Management Inc.	$(72)	$(1,228)
Net loss attributable to non-controlling interests in Medley LLC	(361)	(3,899)
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(433)	$(5,127)
Reimbursable fund startup expenses	167	623
IPO date award stock-based compensation	42	141
Expenses associated with strategic initiatives	311	852
Other non-core items:
Unrealized losses on shares of MCC	—	3,543
Severance expense	740	1,886
Income tax expense on adjustments	(122)	(661)
Core Net Income	$705	$1,257
Interest expense	2,898	2,681
Income taxes	99	851
Depreciation and amortization	178	219
Core EBITDA	$3,880	$5,008

Core Net Income Per Share	$0.02	$0.05

Pro-Forma Weighted Average Shares Outstanding (1)	32,117,893	30,635,399

(1)
The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 24,705,970 vested and unvested LLC Units for 24,705,970 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended March 31,
	2019	2018

	(in thousands, except share and per share amounts)
Numerator
Core Net Income	$705	$1,257
Add: Income taxes	99	851
Pre-Tax Core Net Income	$804	$2,108

Denominator
Class A common stock	5,754,665	5,483,303
Conversion of LLC Units and restricted LLC Units to Class A common stock	24,650,414	23,670,187
Restricted stock units	1,712,814	1,481,909
Pro-Forma Weighted Average Shares Outstanding	32,117,893	30,635,399
Pre-Tax Core Net Income Per Share	$0.03	$0.07
Less: corporate income taxes per share (1)	(0.01)	(0.02)
Core Net Income Per Share	$0.02	$0.05

(1)
Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0%.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Three Months Ended March 31,
	2019	2018
Net Income Margin	(3.1)%	(35.6)%
Reimbursable fund startup expenses (1)	1.3%	4.3%
IPO date award stock-based compensation (1)	0.3%	1.0%
Expenses associated with strategic initiatives	2.3%	5.9%
Other non-core items: (1)
Unrealized losses on shares of MCC	—%	24.6%
Severance expense	5.4%	13.1%
Provision for income taxes (1)	(0.2)%	1.3%
Corporate income taxes (2)	(0.9)%	(4.8)%
Core Net Income Margin	5.1%	9.8%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0%.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of March 31, 2019, we had $12.5 million in cash and cash equivalents.
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
As of March 31, 2019, the outstanding senior unsecured debt balance was $117.8 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.8 million.
See Note 8, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 and the 2024 Notes.
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
Effective May 13, 2019 we terminated the Revolving Credit Facility. There were no early termination penalties incurred by us with the termination of the Revolving Credit Facility. We had not incurred any borrowings under the Revolving Credit Facility through the date of termination.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature in June 2019.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Three Months Ended March 31,
	2019	2018

	(in thousands)
Statements of cash flows data
Net cash (used in) provided by operating activities	$(1,957)	$2,533
Net cash provided by (used in) investing activities	101	(14)
Net cash used in financing activities	(2,865)	(8,613)
Net decrease in cash and cash equivalents	$(4,721)	$(6,094)
 Operating Activities
Our net cash outflow from operating activities was $2.0 million during the three months ended March 31, 2019. During the three months ended March 31, 2019, net cash used in operating activities was attributed to net income of $3.8 million, non-cash adjustments of $(0.7) million and a net decrease in operating assets and liabilities of $5.1 million driven primarily by bonus payments of $5.1 million.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the three months ended March 31, 2019, distributions from our investment held at cost less impairment were $0.1 million.
Financing Activities
There were no dividend payments during the three months ended March, 31 2019. Distributions to non-controlling interests and redeemable non-controlling interests were $0.8 million for the three months ended March 31, 2019. Payments to a former minority interest holder in connection with our redemption of the former minority interest holder's membership units in one of our subsidiaries was $1.8 million during the three months ended March 31, 2019. In addition, payments of tax withholdings related to net share settlement of restricted stock units represented outflows of $0.3 million for the three months ended March 31, 2019.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our shareholders in accordance with our dividend policy.
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
Performance Fees
Performance fees are contractual fees which do not represent a capital allocation of income to the general partner or investment manager that are earned based on the performance of certain funds, typically, our separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. We account for performance fees in accordance with ASC 606, Revenue from Contracts with Customers, and we will only recognize performance fees when it is probable that a significant reversal of such fees will not occur in the future.
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
See Note 12, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of our commitments and contingencies.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2019.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total

	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,724	$5,258	$3,653	$—	$11,635
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	3,500	7,000	1,750	—	12,250
Revenue share payable	1,395	1,567	58	—	3,020
Capital commitments to funds (4)	256	—	—	—	256
Total	$17,875	$13,825	$5,461	$122,595	$159,756

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 9, “Loans Payable,” to our unaudited condensed consolidated financial statements included in this Form 10-Q.

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
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of March 31, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of March 31, 2019, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2019, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.7 million.
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

Recent Developments
On August 9, 2018 MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation (“Sierra” or “SIC”), pursuant to which MDLY would merge with and into Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of Sierra. MDLY's Class A stockholders would receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and would receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.
Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation (“MCC”) and Sierra, MCC would merge with and into SIC, with SIC as the surviving entity. MCC shareholders would receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.
On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, "FrontFour"). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the "Class Action"). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the "Decision") denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a shopping process for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.
On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the "Settlement Term Sheet"), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the "Medley Parties"), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand.
In connection with the Settlement Term Sheet and in exchange and consideration for the release of MDLY by the Plaintiffs and the Class (each as defined in the Settlement Term Sheet), MDLY entered into an acknowledgment and agreement (the "Acknowledgment") pursuant to which Medley agreed to certain actions and undertakings that are described in greater detail in the Settlement Term Sheet including, among other matters: (i) agreeing to participate and cooperate in the discussions and efforts to amend certain provisions of the Merger Agreements, (ii) agreeing to consent to amendments to the MCC Merger Agreement relating to the creation of go shop process to solicit superior transactions to the MCC Merger, if and when presented to MDLY by Sierra and MCC and (iii) agreeing to amendments to the MDLY Merger Agreement, and, if and when presented to MDLY by Sierra and MCC, agreeing to consent to amendments to the MCC Merger Agreement, to extend the outside date in the Merger Agreements to October 31, 2019 and to modify the merger consideration payment mechanics contained therein to provide for the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, which amount defendants in the Class Action (other than MDLY) will cause to be contributed to the fund, and distributed to eligible members of the Class, after certain deductions, following the closing of the MCC Merger and in accordance with the terms of the Settlement Stipulation (as defined in the Settlement Term Sheet). Pursuant to, and in accordance with the terms and conditions of, the Acknowledgment, MDLY has also undertaken to work in good faith to agree to supplemental disclosures relating to the Mergers consistent with the decision in connection with the Class Action, as well as to use reasonable efforts to obtain exemptive relief from the SEC to allow for the consummation of the Mergers.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of March 31, 2019, we calculated approximately a $0.6 million increase in management fees for the three months ended March 31, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of March 31, 2019, we calculated approximately a $0.8 million decrease in management fees for the three months ended March 31, 2019.
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
We have not recognized any performance fees for the three months ended March 31, 2019 and 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of March 31, 2019, we calculated no change in Part I and II incentive fees for the three months ended March 31, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of March 31, 2019, we calculated no change in Part I and II incentive fees for the three months ended March 31, 2019.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of March 31, 2019, we calculated approximately a $8.0 million increase in carried interest for the three months ended March 31, 2019. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of March 31, 2019, we calculated approximately a $0.5 million decrease in carried interest for the three months ended March 31, 2019.
Interest Rate Risk
As of March 31, 2019, we had $137.7 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action have been stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action

2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on July 23, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC (“MCC Advisors”), Medley Group, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with Sierra (the “MCC Merger”), and that MDLY, Sierra, MCC Advisors, Medley Group, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, the parties reached agreement on the principal terms of a settlement of the FrontFour Action. The principal terms of the settlement are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the FrontFour Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the Agreement and Plan of Merger, dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc. (the “MDLY Merger Agreement,” together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit MCC’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.
In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by the board of directors of MCC (the “Board”) for election at MCC’s 2019 annual meeting of stockholders.
Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.
Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.
If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour.
The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.
In connection with the execution of the Settlement Term Sheet, effective as of April 15, 2019, the Board appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively.
MCC is seeking to obtain the agreement and/or consent of Sierra to effect certain amendments to the MCC Merger Agreement and the MDLY Merger Agreement as provided in the Settlement Term Sheet. At this time, MCC cannot provide any assurance whether the Mergers, or any other transaction involving the parties, will be consummated.
MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019). Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, has filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually. Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The lawsuit was filed on March 1, 2019 and is in its very initial stages. The Company believes the claims are without merit, intends to vigorously defend them, and has asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties.

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
On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra” or “SIC”). Pursuant to the Agreement and Plan of Merger by and among the Company, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra.
As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, the Company can provide no assurance that the mergers will be completed.
Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley, (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley’s common stock. There can be no assurance of the level of any dividends to be paid, if any, following consummation of the merger. Investors are cautioned that, as a result of a number of factors (including those described above), there remains substantial uncertainty regarding the ability of the parties to successfully consummate the mergers.
There were no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not Applicable.

Item 5.     Other Information
Effective May 13, 2019 we terminated our $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. There were no early termination penalties incurred by us with the termination of the Revolving Credit Facility. We had not incurred any borrowings under the Revolving Credit Facility through the date of termination. The Revolving Credit Facility was terminated to avoid breaching certain leverage covenants for the March 31, 2019 quarter. The Company may enter in a new revolving credit facility in the future which would provide additional liquidity to the Company, if needed.

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

10.1
Amendment Number Four to Credit Agreement and Waiver, dated as of March 28, 2019, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on April 1, 2019).

10.2	Settlement Term Sheet, dated April 15, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019).

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: May 15, 2019	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)