Form 10-Q
period 2019-06-30
MEDLEY MANAGEMENT INC.
filed 2019-08-14
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 13, 2019 was 5,892,371. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 13, 2019 was 100.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and other reports we file with the Securities and Exchange Commission available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

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
This quarterly report on Form 10-Q also includes “forward-looking” statements regarding the proposed transactions. Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and the Company’s stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and the Company’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and the Company; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and the Company to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, the necessary consents of certain third-party advisory clients of the Company; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; (iii) the results of the go-shop process that will be conducted by MCC’s special committee; and (iv) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and the Company include, but are not limited to, (i) the costs and expenses that Sierra, MCC and the Company have, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and the Company; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of the Company to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and the Company prior to the proposed transactions; and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or the Company’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.
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
Unless the context suggests otherwise, references herein to the “Company,” “Medley,” "MDLY," “we,” “us” and “our” refer to Medley Management Inc., Medley LLC, and their consolidated subsidiaries.
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

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B and any other private funds we may manage in the future;

•	“management fees” refers to base management fees, other management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“MDLY” refers to Medley Management Inc.;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	"MOF III Offshore" refers to Medley Opportunity Fund Offshore III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$10,211	$17,219
Investments, at fair value	33,575	36,425
Management fees receivable	9,226	10,274
Right-of-use assets under operating leases	7,418	—
Other assets	15,159	14,298
Total Assets	$75,589	$78,216

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,999	$117,618
Loans payable, net	10,000	9,892
Due to former minority interest holder, net	9,301	11,402
Operating lease liabilities	9,267	—
Accounts payable, accrued expenses and other liabilities	19,036	26,739
Total Liabilities	165,603	165,651

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	19,577	23,186

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized;5,870,821 and 5,701,008 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	59	57
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	10,434	7,529
Accumulated deficit	(19,812)	(19,618)
Total stockholders' deficit, Medley Management Inc.	(9,319)	(12,032)
Non-controlling interests in consolidated subsidiaries	(416)	(747)
Non-controlling interests in Medley LLC	(99,856)	(97,842)
Total deficit	(109,591)	(110,621)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$75,589	$78,216

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Management fees (there were no Part I incentive fees recognized for each of the three and six months ended June 30, 2019 and 2018)	$10,208	$11,965	$21,121	$24,050
Other revenues and fees	2,669	3,038	5,110	5,367
Investment income:
Carried interest	441	432	793	597
Other investment loss, net	(436)	(284)	(373)	(467)
Total Revenues	12,882	15,151	26,651	29,547

Expenses
Compensation and benefits	6,958	7,307	14,979	15,638
General, administrative and other expenses	4,106	4,342	7,360	8,851
Total Expenses	11,064	11,649	22,339	24,489

Other Income (Expenses)
Dividend income	188	960	760	2,389
Interest expense	(2,874)	(2,715)	(5,772)	(5,396)
Other expenses, net	(5,980)	(4,011)	(2,409)	(13,766)
Total other expenses, net	(8,666)	(5,766)	(7,421)	(16,773)
Loss before income taxes	(6,848)	(2,264)	(3,109)	(11,715)
(Benefit from) provision for income taxes	(70)	195	(93)	385
Net Loss	(6,778)	(2,459)	(3,016)	(12,100)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(5,674)	(2,464)	(1,479)	(6,978)
Net (loss) income attributable to non-controlling interests in Medley LLC	(921)	133	(1,282)	(3,766)
Net Loss Attributable to Medley Management Inc.	$(183)	$(128)	$(255)	$(1,356)
Dividends declared per share of Class A common stock	$—	$0.20	$0.03	$0.40

Net Loss Per Share of Class A Common Stock:
Basic (Note 14)	$(0.03)	$(0.08)	$(0.04)	$(0.34)
Diluted (Note 14)	$(0.03)	$(0.08)	$(0.04)	$(0.34)
Weighted average shares outstanding - Basic and Diluted	5,847,883	5,543,802	5,801,531	5,513,719

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in thousands, except share and per share amounts)

For the Three Months Ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2019	5,817,298	$58	100	$—	$8,999	$(19,734)	$(502)	$(98,203)	$(109,382)
Net (loss) income	—	—	—	—	—	(183)	309	(921)	(795)
Stock-based compensation	—	—	—	—	1,436	—	—	—	1,436
Dividend equivalent payments made to holders of restricted stock units ($0.03 per restricted stock unit)	—	—	—	—	—	(64)	—	—	(64)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	169	—	—	169
Distributions	—	—	—	—	—	—	(223)	(732)	(955)
Issuance of Class A common stock related to vesting of restricted stock units	53,523	1	—	—	(1)	—	—	—	—
Balance at June 30, 2019	5,870,821	$59	100	$—	$10,434	$(19,812)	$(416)	$(99,856)	$(109,591)

For the Six Months Ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	(255)	554	(1,282)	(983)
Stock-based compensation	—	—	—	—	3,222	—	—	—	3,222
Dividends declared and paid on Class A common stock ($0.03 per share) and dividend equivalent payments made to holders of restricted stock units ($0.03 per restricted stock unit)	—	—	—	—	—	(238)	—	—	(238)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	299	—	—	299
Distributions	—	—	—	—	—	—	(223)	(732)	(955)
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	169,813	2	—	—	(317)	—	—	—	(315)
Balance at June 30, 2019	5,870,821	$59	100	$—	$10,434	$(19,812)	$(416)	$(99,856)	$(109,591)

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in thousands, except share and per share amounts)

For The Three Months Ended June 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2018	5,495,343	$55	100	$—	$3,805	$—	$(14,080)	$(1,644)	$(78,976)	$(90,840)
Net (loss) income	—	—	—	—	—	—	(128)	—	133	5
Stock-based compensation	—	—	—	—	1,598	—	—	—	—	1,598
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(1,469)	—	—	(1,469)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	40	—	—	40
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	67,628	1	—	—	(248)	—	—	—	—	(247)
Distributions	—	—	—	—	—	—	—	—	(5,560)	(5,560)
Balance at June 30, 2018	5,562,971	$56	100	$—	$5,155	$—	$(15,637)	$(1,644)	$(84,403)	$(96,473)

For The Six Months Ended June 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	5,481,068	$55	100	$—	$2,820	$(1,301)	$(9,545)	$(1,702)	$(67,401)	$(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform	—	—	—	—	—	1,301	(1,301)	—	—	—
Net loss	—	—	—	—	—	—	(1,356)	—	(3,766)	(5,122)
Stock-based compensation	—	—	—	—	2,644	—	—	—	—	2,644
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(2,814)	—	—	(2,814)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	65	—	—	65
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	81,903	1	—	—	(309)	—	—	—	—	(308)
Distributions	—	—	—	—	—	—	—	—	(10,331)	(10,331)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interest at fair value	—	—	—	—	—	—	—	56	—	56
Balance at June 30, 2018	5,562,971	$56	100	$—	$5,155	$—	$(15,637)	$(1,644)	$(84,403)	$(96,473)

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,016)	$(12,100)
Adjustments to reconcile net loss to net cash used in and provided by operating activities:
Stock-based compensation	3,222	2,644
Amortization of debt issuance costs	407	370
Accretion of debt discount	667	327
Provision for deferred taxes	346	1,221
Depreciation and amortization	352	434
Net change in unrealized depreciation on investments	2,762	14,014
Income from equity method investments	(521)	(571)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	299	65
Non-cash lease costs	1,215	—
Other non-cash amounts	—	56
Changes in operating assets and liabilities:
Management fees receivable	1,048	4,389
Distributions of income received from equity method investments	585	288
Purchase of investments	(866)	(244)
Sale of investments	792	290
Other assets	(1,646)	194
Operating lease liabilities	(1,361)	—
Accounts payable, accrued expenses and other liabilities	(5,654)	(3,521)
Net cash (used in) provided by operating activities	(1,369)	7,856
Cash flows from investing activities
Purchases of fixed assets	(28)	—
Distributions received from investment held at cost less impairment	101	—
Capital contributions to equity method investments	(3)	(1,504)
Net cash provided by (used in) investing activities	70	(1,504)
Cash flows from financing activities
Payments to former minority interest holder	(2,625)	—
Capital contributions from non-controlling interests	—	2
Distributions to non-controlling interests and redeemable non-controlling interests	(2,531)	(14,697)
Dividends paid	(238)	(2,814)
Payments of tax withholdings related to net share settlement of restricted stock units	(315)	(308)
Net cash used in financing activities	(5,709)	(17,817)
Net decrease in cash and cash equivalents	(7,008)	(11,465)
Cash and cash equivalents, beginning of period	17,219	36,327
Cash and cash equivalents, end of period	$10,211	$24,862

See accompanying notes to condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$8,233	$—
Recognition of operating lease liabilities offset against right-of-use assets under operating leases upon adoption of new leasing standard	10,229	—
Accretion of operating lease liabilities recorded against right-of-use assets	400	—
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	(125)
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01	—	649
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02	—	207
Issuance of non-controlling interest at fair value	—	56

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
Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive Agreement and Plan of Merger with Sierra Income Corporation (“Sierra”), pursuant to which MDLY would have merged with and into Sierra Management Inc., a Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), and MDLY’s existing asset management business would have continued to operate as a wholly owned subsidiary of Sierra. MDLY's Class A stockholders would have received 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders would have converted their LLC Units into shares of Class A common stock and would have received 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation, a Delaware corporation (“MCC”) and Sierra, a Maryland corporation, MCC would merge with and into Sierra, with Sierra as the surviving entity. MCC shareholders would receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.
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
On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which were contained in a term sheet, dated April 15, 2019 (the "Settlement Term Sheet"), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the "Medley Parties"), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand.
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
On July 29, 2019, MDLY entered into an Amended and Restated Agreement Plan of Merger with Sierra, pursuant to which MDLY will merge with and into Merger Sub, and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. MDLY's Class A stockholders will receive 0.2668 shares of Sierra’s common stock and $2.96 per share of cash consideration. The pre-IPO members will convert their LLC Units into shares of Class A common stock and will receive 0.2072 shares of Sierra’s common stock and $2.66 per share of cash consideration. In addition, the Class B common stock issued and outstanding prior to the effective date of the merger will be canceled and cease to exist with no consideration being delivered for such shares. The merger is subject to approval by Sierra and MDLY stockholders, regulatory approval, other customary closing conditions and third party consents.
Simultaneously, pursuant to the Amended and Restated Plan of Merger by and between MCC and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity. MCC shareholders will receive 0.66 to 0.68 shares of Sierra’s common stock for each share of MCC common stock they hold; the actual exchange ratio will be determined prior to closing and will be subject to adjustment for certain potential costs associated with the transactions. In addition, upon closing, the eligible class members will participate pro rata in the aforementioned settlement fund consisting of $17 million of cash and $30 million of Sierra common stock. The MDLY and Sierra merger is not contingent upon the consummation of the MCC merger.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction expenses related to the pending merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $1.1 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.
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
For legal entities evaluated for consolidation, the Company must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fee and performance fee paid to the Company when acting as a decision maker or service provider to the entity being evaluated. If fees received by the Company are customary and commensurate with the level of services provided, and the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, the interest that the Company holds would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest.
An entity in which the Company holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk have the right to direct the activities of the entity that most significantly impact the legal entity’s economic performance, or (c) the voting rights of some investors are disproportionate to their obligation to absorb losses or rights to receive returns from a legal entity. For limited partnerships and other similar entities, non-controlling investors must have substantive rights to either dissolve the fund or remove the general partner (“kick-out rights”) in order to not qualify as a VIE.
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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of June 30, 2019, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC were 18.4% and 81.6%, respectively, and as of December 31, 2018, were 18.9% and 81.1%, respectively. Net (loss) income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units and participating restricted LLC Units of Medley LLC owned by such non-managing members.
As of June 30, 2019 and December 31, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of June 30, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $18.3 million and less than $0.1 million, respectively. As of December 31, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $22.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of and since inception through June 30, 2019, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of June 30, 2019 and December 31, 2018 is presented in the table below.

	As of
	June 30, 2019	December 31, 2018

Assets	(in thousands)
Cash and cash equivalents	$310	$274
Investments, at fair value	2,090	1,952
Other assets	295	248
Total assets	$2,695	$2,474
Liabilities and Equity
Accrued expenses and other liabilities	$469	$330
Equity	2,226	2,144
Total liabilities and equity	$2,695	$2,474
As of June 30, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.1 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.2 million of equity as a result of the consolidation of STRF. As of December 31, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2019 and 2018, this fund did not generate any significant income or losses from operations.
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
As of June 30, 2019, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $3.7 million, receivables of $1.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2018, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of June 30, 2019, the Company’s maximum exposure to losses from these entities is $5.4 million.
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
Non-Controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries represent the component of equity in such consolidated entities held by third-parties and certain employees. These interests are adjusted for contributions to and distributions from Medley entities and are allocated income or loss from Medley entities based on their ownership percentages.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of June 30, 2019 and December 31, 2018. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
Investments
Investments include equity method investments that are not consolidated but over which the Company exerts significant influence. The Company measures the carrying value of its privately-held equity method investments by recording its share of the earnings or losses of its investee in the periods for which they are reported by the investee in the investee's financial statements rather than in the period in which an investee declares a dividend or distribution. For the Company's public non-traded equity method investment, it measures the carrying value of such investment at Net Asset Value ("NAV") per share. Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investments is reflected as a component of investment income in the condensed consolidated statements of operations along with the income and expense allocations from such investments.
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
Investments also include publicly traded common stock. The Company measures the fair value of its publicly traded common stock at the quoted market price on the primary market or exchange on which the underlying shares trade. Any realized gains (losses) from the sale of investments and unrealized appreciation (depreciation) resulting from changes in fair value are recorded in other income (expense), net.
Investments of Consolidated Fund
In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company's consolidated fund has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The consolidated fund weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the consolidated fund’s board of trustees based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
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
Other Revenues and Fees
Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective underlying agreements. These fees are recognized as revenue in the period administrative services are rendered. Medley also acts as the administrative agent on certain deals for which Medley may earn loan administration fees and transaction fees. Medley may also earn consulting fees for providing non-advisory services related to its managed funds. These fees are recognized as revenue over the period to which the fees directly relate.
Investment Income (loss) - Carried Interest
Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents and are accounted for under the equity method of accounting. Accordingly, these performance fees are reflected as carried interest within investment income on the Company's consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on the Company's consolidated balance sheets.
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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. For the three and six months ended June 30, 2019, the Company received a carried interest distribution of $0.3 million from one of its managed funds with no clawback liability established. Prior to the distribution received during the three months ended June 30, 2019, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2019 and December 31, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During the three and six months ended June 30, 2019 and 2018, the Company's reversal of previously recognized carried interest was less than $0.1 million.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of its provision for income taxes. For interim periods, the Company accounts for income taxes based on its estimate of the effective tax rate for the year. Discrete items and changes in its estimate of the annual effective tax rate are recorded in the period in which they occur.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. It address when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. This ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This ASU is effective for fiscal years beginning after December 31, 2019, including interim reporting within those fiscal years. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact the adoption of this standard may have on its consolidated financial statements.

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
Performance Obligations
Performance obligations are the unit of account under the revenue recognition standard and represent the distinct goods or services that are promised to the customer. The majority of the Company's contracts have a single performance obligation to provide asset management, advisory and other related services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company also has a separate performance obligation to act as an agent for certain third party lenders and provide loan administration services to certain borrowers. These loan administration services also represent a single performance obligation.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and six months ended June 30, 2019:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the three months ended June 30, 2019:	(in thousands)
Management fees	$7,021	$1,710	$1,477	$—	$10,208
Other revenues and fees	1,472	—	—	1,197	2,669
Total revenues from contracts with customers	$8,493	$1,710	$1,477	$1,197	$12,877

For the six months ended June 30, 2019:
Management fees	$14,550	$3,570	$3,001	$—	$21,121
Other revenues and fees	3,252	—	—	1,858	5,110
Total revenues from contracts with customers	$17,802	$3,570	$3,001	$1,858	$26,231

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and six months ended June 30, 2018:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the three months ended June 30, 2018:	(in thousands)
Management fees	$8,374	$1,983	$1,608	$—	$11,965
Other revenues and fees	1,920	—	—	1,118	3,038
Total revenues from contracts with customers	$10,294	$1,983	$1,608	$1,118	$15,003

For the six months ended June 30, 2018:
Management fees	$16,767	$4,043	$3,240	$—	$24,050
Other revenues and fees	3,765	—	—	1,602	5,367
Total revenues from contracts with customers	$20,532	$4,043	$3,240	$1,602	$29,417
The Other revenues and fees balances above primarily consist of: (i) revenues earned by Medley while serving as loan administrative agent on certain deals, including loan administration fees and transaction fees, (ii) reimbursable origination and deal expenses, (iii) reimbursable entity formation and organizational expenses and (iv) consulting fees for providing non-advisory services related to one of our managed funds.
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.2 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.2 million for each of those periods, and received cash deposits of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.3 million for each of those periods, and received cash deposits of $0.2 million and $0.3 million, respectively.
The Company did not have any contract assets as of June 30, 2019 or December 31, 2018.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Equity method investments, at fair value	$13,018	$13,422
Investment in shares of MCC, at fair value	18,151	20,633
Investment held at cost less impairment	316	418
Investments of consolidated fund	2,090	1,952
Total investments, at fair value	$33,575	$36,425
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment in Sierra Income Corporation (“SIC” or "Sierra"), a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of investment loss, net in the condensed consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and six months ended June 30, 2019 and 2018.
The Company's equity method investment in shares of Sierra were $7.1 million and $7.4 million as of June 30, 2019 and December 31, 2018, respectively. The remaining balance as of June 30, 2019 and December 31, 2018 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of June 30, 2019 and December 31, 2018, the balance due to the Company for such performance fees was $0.9 million and $0.4 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of June 30, 2019 and December 31, 2018, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three months ended June 30, 2019 and 2018, the Company recognized unrealized losses of $6.0 million and $4.0 million, respectively, which are included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, the Company recognized unrealized losses of $2.5 million and $13.6 million, respectively, which are included as a component of other income expenses, net on the Company’s condensed consolidated statements of operations.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was $0.3 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined. There were no impairment losses recorded during the three and six months ended June 30, 2019 and 2018.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of June 30, 2019, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. As of December 31, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5 "Fair Value Measurements" for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value:

	As of June 30, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$368	$—	$1,722	$2,090
Investment in shares of MCC	18,151	—	—	18,151
Total Assets	$18,519	$—	$1,722	$20,241

	As of December 31, 2018
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$258	$—	$1,694	$1,952
Investment in shares of MCC	20,633	—	—	20,633
Total Assets	$20,891	$—	$1,694	$22,585

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Included in investments of consolidated fund as of June 30, 2019 are Level I assets of $0.4 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for each of the three and six months ended June 30, 2019 and 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of June 30, 2019
	Balance at December 31, 2018	Purchases	Transfers In or (Out) of Level III	Unrealized Appreciation/(Depreciation)	Sale of Level III Assets	Balance at June 30, 2019

	(in thousands)
Investments of consolidated fund	$1,694	505	—	6	(483)	$1,722
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and six months ended June 30, 2019.
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
The components of lease cost and other information for the three and six months ended June 30, 2019 are as follows (dollars in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Lease cost
Operating lease costs	$633	$1,258
Variable lease costs	—	—
Sublease income	(115)	(230)
Total lease cost	$518	$1,028

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

Weighted-average remaining lease term (in years)	4.0
Weighted-average discount rate	8.2%

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Future payments for operating leases as of June 30, 2019 are as follows (in thousands):

Remaining 2019	$1,362
2020	2,846
2021	2,483
2022	2,441
2023	1,823
Total future lease payments	10,955
Less imputed interest	(1,688)
Operating lease liabilities, as reported	$9,267
For the three and six months ending June 30, 2018, rent expense amounted to $0.6 million and $1.2 million, respectively. There is no material difference between the amount of lease expense recognized under the new lease accounting standard versus the superseded lease accounting standard.
7. OTHER ASSETS
Other assets consist of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,798 and $3,446, respectively	$2,817	$3,140
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,521	1,645
Deferred tax assets (Note 15)	3,400	3,739
Due from affiliates (Note 13)	1,555	1,421
Prepaid expenses and taxes	2,706	1,113
Other assets	1,185	1,265
Total other assets	$15,159	$14,298
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,765 and $2,946, respectively	$50,830	$50,649
2024 Notes, net of unamortized premium and debt issuance costs of $1,831 and $2,031 respectively	67,169	66,969
Total senior unsecured debt	$117,999	$117,618

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $35.2 million as of June 30, 2019.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended June 30, 2019 and 2018, and $2.0 million for each of the six months ended June 30, 2019 and 2018.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $46.0 million as of June 30, 2019.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended June 30, 2019 and 2018, and $2.7 million for each of the six months ended June 30, 2019 and 2018, respectively.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Non-recourse promissory notes, net of unamortized discount of $108 at December 31, 2018	$10,000	$9,892
Total loans payable	$10,000	$9,892

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The Company extended the maturity date from March 31, 2019 to June 30, 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.2 million and $0.3 million for the three months ending June 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the six months ending June 30, 2019 and 2018, respectively. On June 28, 2019, the Company entered into an amendment which extended the June 30, 2019 maturity date to December 31, 2019. In consideration for this amendment, the interest rate on these notes were increased by 1.0% per annum. The fair value of the outstanding balance of the notes was $10.0 million as of each of June 30, 2019 and December 31, 2018, respectively.
On January 31, 2019, the Company entered into a termination agreement with the lenders which will become effective upon the closing of the Company's pending merger with Sierra. In accordance with the provisions of the termination agreement, the Company will be required to pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a new $6.5 million promissory note ("New Promissory Note"). The New Promissory Note will bear interest at LIBOR plus 7.0% and maturity will be six months after the merger closing date. Such consideration would be for the full satisfaction of the two aforementioned non-recourse promissory notes and related agreements, including the Company's revenue share payable, as further described in Note 12.
Contractual Maturities of Loans Payable
As further described above, upon closing of the Company's pending merger with Sierra, the Company's two non-recourse promissory and revenue sharing arrangement would be settled for payment of $6.5 million on or prior to the merger closing date and delivery of the New Promissory Note. If the pending merger does not close, $10.0 million of future principal payments will be due, relating to loans payable, on December 31, 2019.
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
The Revolving Credit Facility also contained financial covenants, customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Effective May 13, 2019, the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company. For the three months ended June 30, 2019, there was no amortization of deferred issuance costs associated with the Revolving Credit Facility. Amortization of deferred issuance costs were less than $0.1 million for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, amortization of deferred issuance costs associated with the Revolving Credit Facility were $0.1 million and less than $0.1 million, respectively. The Company had not incurred any borrowings under the Revolving Credit Facility since its inception.
10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $2,074 and $2,598, respectively	$9,301	$11,402
Total due to former minority interest holder	$9,301	$11,402

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right was triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from redeemable non-controlling in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date.

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

As of June 30, 2019 future payments due to the former minority interest holder are as follows (in thousands):

Remaining in 2019	$1,750
2020	3,500
2021	3,500
2022	2,625
Total future payments	$11,375

The amount due will be paid in quarterly installments over a four year period, beginning 2019. For the three and six months ended June 30, 2019, the amortization of the discount was $0.3 million and $0.5 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Accrued compensation and benefits	$3,444	$7,438
Due to affiliates (Note 13)	7,199	7,635
Revenue share payable (Note 12)	2,627	2,976
Accrued interest	1,294	1,294
Professional fees	2,493	2,802
Deferred rent	—	2,035
Deferred tax liabilities (Note 15)	67	60
Accounts payable and other accrued expenses	1,912	2,499
Total accounts payable, accrued expenses and other liabilities	$19,036	$26,739

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
Capital Commitments to Funds
As of June 30, 2019 and December 31, 2018, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of June 30, 2019 and December 31, 2018, this obligation amounted to $2.6 million and $3.0 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the condensed consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would become effective upon the closing of the Company's pending merger with Sierra. In accordance with the provisions of the termination agreement, the Company would pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a six month $6.5 million promissory note. The promissory note would bear interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would be for the full satisfaction of the two non-recourse promissory notes disclosed in Note 9 as well as the Company's obligation above.
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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on September 24, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
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
On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019 MDLY entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the "Stipulation") by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.
The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.
The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.
MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019). Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, on March 1, 2019 against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually. Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company believes the claims are without merit, intends to vigorously defend them, and has asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the Company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract. The parties are in the initial stages of discovery.
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
Employment Agreements
In connection with the Company's pending merger with Sierra, certain pre-IPO owners entered into employment agreements which would become effective upon the successful completion of the merger. Each employment agreement sets forth a base salary, which is subject to change at the discretion of the Board or compensation committee of the post-merged entity. The initial term of the employment agreements range from 24 to 30 months. Upon effectiveness of the employment agreements, the combined initial base salaries of the pre-IPO members would be $2.5 million. Under the employment agreements, each pre-IPO owner is eligible to receive each year a short-term incentive paid in cash and a long-term incentive in the form of an equity award, each paid after the end of the year. Each employment agreement provides that the post merged entity's Board or compensation committee will establish a target annual bonus for each year of no less than a specified percentage of each pre-IPO owner's base salary and will establish performance and other objectives for the year for such annual bonus, in consultation with management. During their first year of employment, the combined target annual bonuses could amount up to $10.9 million of which $4.1 million would consist of cash and $6.8 million in the form of restricted stock units which would vest over a three year period.
The employment agreements also set forth bonuses for 2019 which the Board or the compensation committee of the post-merger company may increase in recognition of performance in excess of performance objectives. The aggregate 2019 bonuses to certain pre-IPO owners amount to $10.9 million of which $4.1 million would be payable in cash and $6.8 million in the form

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

of restricted stock units which would vest over a three year period. As of June 30, 2019, the Company did not accrue for any bonuses to these pre-IPO members as the 2019 bonus amounts per the employment agreements are not effective until the closing of the merger.
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
Administration Agreements
In January 2011 and April 2012, Medley entered into administration agreements with MCC (the “MCC Admin Agreement”) and Sierra (the “SIC Admin Agreement”), respectively, whereby, as part of its performance obligation to provide asset management, advisory and other related services, Medley agreed to provide administrative services necessary for the operations of MCC and Sierra. MCC and Sierra agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC and Sierra's officers and their respective staff.
Additionally, Medley has entered into administration agreements with other entities that it manages (the “Funds Admin Agreements”), whereby Medley agreed to provide administrative services necessary for the operations of these entities. These entities agreed to reimburse Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of these other vehicles' officers and their respective staffs.
Medley records these administrative fees as revenue in the period when the performance obligation of providing such administrative services is satisfied and such revenue is included as a component of other revenues and fees on the condensed consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's condensed consolidated balance sheets.

Total revenues recorded under these agreements for the three and six months ended June 30, 2019 and 2018 are reflected in the table below:

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
MCC Admin Agreement	$734	$917	$1,615	$1,818
SIC Admin Agreement	515	746	1,178	1,445
Funds Admin Agreements	223	257	459	502
Total administrative fees from related parties	$1,472	$1,920	$3,252	$3,765
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	June 30, 2019	December 31, 2018

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$762	$804
Amounts due from SIC under the SIC Admin Agreement	536	619
Amounts due from entities under the Funds Admin Agreements	223	222
Total administrative fees receivable	$1,521	$1,645

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC. There were no management fee waivers during the three and six months ended June 30, 2019.
Investments
Refer to Note 4 "Investments" for information related to the Company's investments in related parties.
Exchange Agreement
Prior to the completion of the Company's IPO, Medley LLC's limited liability agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its then existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through June 30, 2019.
In connection with the Amended and Restated Agreement Plan and of Merger between MDLY and Sierra, the parties to the aforementioned tax receivable agreement will enter into the Tax Receivable Termination Agreement, pursuant to which the existing tax receivable agreement between MDLY and the holders of LLC Units (other than MDLY) will be terminated, effective as of the MDLY Merger Effective Time, as defined in the Amended and Restated Agreement and Plan of Merger.

14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method for the three and six months ending June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net loss attributable to Medley Management Inc.	$(183)	$(128)	$(255)	$(1,356)
Less: Allocation of earnings to participating securities	16	(320)	(6)	(544)
Net loss available to Class A common stockholders	$(167)	$(448)	$(261)	$(1,900)

Denominator
Weighted average shares of Class A common stock outstanding	5,847,883	5,543,802	5,801,531	5,513,719
Net loss per share of Class A common stock	$(0.03)	$(0.08)	$(0.04)	$(0.34)

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 26,316,642 and 24,639,302 LLC Units and restricted LLC Units as of June 30, 2019 and 2018, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the six months ended June 30, 2019 and 2018.

Declaration Dates	Record Date	Payment Dates	Per Share

During the six months ended June 30, 2019:
March 27, 2019	April 15, 2019	May 3, 2019	$0.03

During the six months ended June 30, 2018:
May 10, 2018	May 24, 2018	June 1, 2018	$0.20
February 7, 2018	February 22, 2018	March 7, 2018	$0.20
15. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of June 30, 2019 and December 31, 2018, the Company's deferred tax assets were $3.4 million and $3.7 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of June 30, 2019 and December 31, 2018 is presented net of a valuation allowance of $1.0 million. This valuation allowance was established during the year ended December 31, 2018 and relates to the portion of the Company's deferred tax assets associated with cumulative unrealized losses. Of the $1.0 million, $0.7 million was recorded during the six months ended June 30, 2018. The Company considers it more likely than not that it would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses. Deferred tax liabilities were $0.1 million as of June 30, 2019 and December 31, 2018.
The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the period in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the three and six months ended June 30, 2019 and 2018, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.
The Company’s effective tax rate was 1.0% and (8.6)% for the three months ended June 30, 2019 and 2018, respectively and 3.0% and (3.3)% for the six months ended June 30, 2019 and 2018, respectively. The variance in the effective tax rate was primarily attributed to losses allocated to one of our non-controlling interests of $6.0 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $8.4 million for the six months ended June 30, 2019 and 2018, respectively, which are not subject to income taxes and the recording of a $0.7 million valuation allowance during the six months ended June 30, 2018.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and six months ended June 30, 2019 and 2018. As of and during the three and six months ended June 30, 2019 and 2018, there were no uncertain tax positions taken that were not more likely than not to be sustained.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended June 30, 2019 and 2018, and $2.5 million for each of the six months ended June 30, 2019 and 2018. During the three and six months ended June 30, 2019 and 2018, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and six months ended June 30, 2019, the Company's accrued contributions to the plan were $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2018, the Company's accrued contributions to the plan were $0.1 million and $0.4 million, respectively. As of June 30, 2019 and December 31, 2018 the Company's outstanding liability to the plan was $0.4 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. On May 29, 2019, at the Company's annual meeting of stockholders, the Company’s stockholders approved an amendment to the Plan to increase the number of the awards available for issuance thereunder by 4,500,000 to 9,000,000. As of June 30, 2019, there were 2.7 million awards available to be granted under the Plan, as amended. Excluded from the available amount as of June 30, 2019 are Board approved employee awards of 399,400 RSUs and an award of restricted LLC Units with an aggregate grant date fair value of $1,000,000. The grant of these awards is conditioned on the closing of the Company's pending merger with Sierra.
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
For the three and six months ended June 30, 2019 stock-based compensation was $1.4 million and $3.2 million, respectively. Stock-based compensation was $1.6 million and $2.6 million for the three and six months ended June 30, 2018, respectively.
A summary of RSU and restricted LLC Unit activity for the six months ended June 30, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,822,814	$7.74	1,305,969	$6.86
Granted	1,082,898	3.26	1,610,671	2.53
Forfeited	(231,712)	6.89	—	—
Vested	(321,099)	6.72	—	—
Balance at June 30, 2019	2,352,901	$5.90	2,916,640	$4.47
The aggregate grant date fair value of RSUs vested during the six months ended June 30, 2019 was $2.2 million. The vesting of 321,099 RSUs resulted in the issuance of 169,813 Class A common shares to employees and independent directors and 66,668 LLC Units to the pre-IPO members. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $0.3 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's condensed consolidated statements of cash flows.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

During the six months ended June 30, 2019 and 2018 there was $0.9 million and $0.6 million, respectively, of previously recognized compensation reversed relating to forfeited RSUs. In addition, during the six months ended June 30, 2019, the Company reclassified cumulative dividends of $0.3 million from retained earnings to other compensation expense as a result of such forfeitures. Cumulative dividends reclassified from retained earnings for the three months ended June 30, 2018 was $0.1 million. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of June 30, 2019 was $16.9 million and is expected to be recognized over a weighted average period of 2.7 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the six months ended June 30, 2019 and 2018 are reflected in the table below:

	For the Six Months Ended June 30,
	2019	2018

	(in thousands)
Beginning balance	$23,186	$53,741
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,033)	(6,980)
Distributions	(1,576)	(4,366)
Ending balance	$19,577	$42,395
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
On July 31, 2018, a DMA Termination event occurred and the membership units held by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder (Note 10), a component of total liabilities, at its then fair value. The fair value of the non-controlling interest was determined to be $12.3 million on the DMA Termination date and was adjusted through a $1.0 million charge to non-controlling interests in Medley LLC.
During the three and six months ended June, 2018, profits allocated to this non-controlling interest were $0.8 million and $1.7 million, respectively, and distributions paid were $0.9 million and $2.3 million, respectively. There were no profits or distributions allocated to this non-controlling interest subsequent the Company's redemption of the membership units held by the former minority interest holder.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. Total contributions to the Joint Venture amounted to $53.8 million and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

of redeemable non-controlling interests on the Company’s condensed consolidated balance sheets and amounted to $20.3 million and $23.9 million as of June 30, 2019 and December 31, 2018, respectively.
During the three and six months ended June 30, 2019, losses allocated to this non-controlling interest were $6.0 million and $2.0 million, respectively. During the three and six months ended June 30, 2018, losses allocated to this non-controlling interest were $3.2 million and $8.4 million, respectively. Distributions paid during the three and six months ended June 30, 2019 were $0.8 million and $1.6 million, respectively. Distributions paid during the three and six months ended June 30, 2018 were $1.1 million and $2.1 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and six months ended June 30, 2019, net losses allocated to this redeemable non-controlling interest were less than $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2018, net losses allocated to this redeemable non-controlling interest were $0.1 million and $0.2 million, respectively. As of June 30, 2019 and December 31, 2018, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million.
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019, except as disclosed below.
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub (the "MDLY Merger"), with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the effective time of the MDLY Merger (the "MDLY Merger Effective Time"), other than shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger Effective Time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger Effective Time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger Effective Time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra (the "MCC Merger"), with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.7 billion as of June 30, 2019.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.7 billion as of June 30, 2019.
As of June 30, 2019, we had $4.4 billion of AUM, $1.7 billion in permanent capital vehicles and $2.7 billion in long-dated private funds and SMAs. Our AUM as of June 30, 2019 declined by 12% year-over-year which was driven primarily by: (i) the termination of MCC's revolver commitment with ING, (ii) MCC's repayment of debt, (iii) distributions and (iv) changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through June 30, 2019 was 19% and our compounded annual Fee Earning AUM growth rate was 12%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of June 30, 2019, we had $2.5 billion of Fee Earning AUM which consisted of $1.5 billion in permanent capital vehicles and $0.9 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
We also may receive incentive fees related to realized capital gains in our permanent capital vehicles and certain of our long-dated private funds that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting the sum of cumulative realized capital losses and unrealized capital depreciation from cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

For the three and six months ended June 30, 2019, 83% and 82%, respectively, of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses, stock-based compensation, performance based compensation and benefits paid and payable to our employees. General and administrative expenses include costs primarily related to professional services, office rent and related expenses, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses and other general operating items.
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
Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 100 issued and outstanding shares of our Class B common stock. For so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. If at any time the ratio at which LLC

Units are exchangeable for shares of our Class A common stock changes from one-for-one as set forth in the Exchange Agreement, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
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
The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of August 5, 2019:

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

(9)
Certain employees, former employees and former members of Medley LLC hold approximately 40.3% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the carried interest earned from MOF II.

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

Amended and Restated Agreement and Plan of Merger
On August 9, 2018, MDLY entered into a definitive Agreement and Plan of Merger (the "MDLY Merger Agreement") with Sierra Income Corporation ("Sierra"), pursuant to which MDLY would have, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merged with and into Sierra Management, Inc., a Delaware corporation and wholly owned subsidiary of Sierra ("Merger Sub"). In the MDLY Merger, Medley LLC unitholders would have converted their units into shares of MDLY Class A common stock and, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, would have been converted into the right to receive (i) 0.3836 shares of Sierra’s common stock, plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have had the right to receive certain dividends and/or other payments. Each share of Class B common stock issued and outstanding immediately prior to the effective date of the merger would have been canceled without consideration therefor.
Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018 (the "MCC Merger Agreement"), by and between Medley Capital Corporation, a Delaware corporation ("MCC"), and Sierra, a Maryland corporation (the "MCC Merger Agreement"), MCC would have, on the terms and subject to the conditions set forth in the MCC Merger Agreement merged with and into Sierra, with Sierra as the surviving entity in the merger (the MCC Merger together with the MDLY Merger, the "Mergers"). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC merger effective time, other than the shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, would have been converted into the right to receive 0.8050 shares of the Sierra’s common stock.
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
On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which were contained in a term sheet, dated April 15, 2019 (the Settlement Term Sheet), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the Medley Parties), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand.

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
Transaction expenses related to the pending merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $1.1 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively and $1.4 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three and six months ended June 30, 2019, the domestic economy slowed slightly compared to the comparative periods in the previous year and key financial market indicators remained relatively flat while LIBOR rates decreased. Across the lending spectrum, year over year loan issuances decreased slightly driven primarily by slowed merger and acquisition activity offset in part by increased refinancing activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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

Performance Fees. Performance fees are contractual fees which do not represent a capital allocation to the general partner or investment manager that are earned based on the performance of certain funds, typically our separately managed accounts. Performance fees are earned based upon fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. We recognize these contractual based performance fees as revenue when it is probable that a significant reversal of such fees will not occur in the future.
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

Carried Interest. Carried interest are performance based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents and are accounted for under the equity method of accounting. Accordingly, these performance fees are reflected as carried interest within investment income on our consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on our consolidated balance sheets.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. Through June 30, 2019, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2019 and December 31, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment income. Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of our equity method investments in addition to the income/expense allocations from such investments.
In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding the manner in which management fees, performance fees, carried interest, investment income and other fees are recognized.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. For each of the Co-Chief Executive Officers such maximums aggregated to $0.6 million for each of the three months ending June 30, 2019 and 2018 and $1.3 million for each of the six months ending June 30, 2019 and 2018. During the three and six months ending June 30, 2019 and 2018, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Provision for (Benefit from) Income Taxes. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates. Medley LLC and its subsidiaries are not subject to U.S. federal, state and local corporate income taxes since all of its income or losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax on its taxable income allocated to New York City. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items, the need for or changes in the valuation allowance on deferred tax assets, and a rate benefit attributable to the fact that a portion of our earnings are not subject to corporate level taxes.
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
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income (loss) attributable to Medley Management Inc. and net income (loss) attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO, expenses associated with strategic initiatives and other non-core items and the income tax impact of these adjustments.
Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,316,642 vested and unvested LLC Units for 26,316,642 shares of Class A common stock at the beginning of each period presented.

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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands, except AUM, and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(1,104)	$5	$(1,537)	$(5,122)
Net loss per Class A common stock	$(0.03)	$(0.08)	$(0.04)	$(0.34)
Net Income Margin (1)	(8.6)%	—%	(5.8)%	(17.3)%
Weighted average shares - Basic and Diluted	5,847,883	5,543,802	5,801,531	5,513,719

Non-GAAP Data:
Core Net Income	$660	$2,018	$1,365	$3,275
Core EBITDA	$3,827	$5,351	$7,707	$10,359
Core Net Income Per Share	$0.02	$0.05	$0.03	$0.10
Core Net Income Margin	4.1%	10.7%	4.0%	10.2%
Pro-Forma Weighted Average Shares Outstanding	33,365,615	31,790,112	32,745,161	31,215,945

Other Data (at period end, in millions):
AUM	$4,422	$5,036	$4,422	$5,036
Fee Earning AUM	$2,472	$2,960	$2,472	$2,960

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ending June 30, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, March 31, 2019	$1,907	$2,761	$4,668	41%	59%
Commitments (1)	1	4	5
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(16)	(51)	(67)
Change in fund value (4)	(49)	—	(49)
Ending balance, June 30, 2019	$1,708	$2,714	$4,422	39%	61%

(1)
With respect to permanent capital vehicles, represents decreases during the period for debt repayments offset, in part, by equity and debt offerings. With respect to long-dated private funds and SMAs, represents new commitments as well as any increases in available undrawn borrowings.

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
AUM decreased by $0.2 million to $4.4 billion as of June 30, 2019 compared to March 31, 2019. Our permanent capital vehicles decreased AUM by $199.0 million as of June 30, 2019 and our long-dated private funds and SMAs decreased AUM by $47.0 million as of June 30, 2019 in each case as compared with March 31, 2019.
The table below provides the roll forward of AUM for the six months ending June 30, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%
Commitments (1)	15	(3)	12
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(35)	(69)	(104)
Change in fund value (4)	(54)	(9)	(63)
Ending balance, June 30, 2019	$1,708	$2,714	$4,422	39%	61%

(1)
With respect to permanent capital vehicles, represents decreases during the period for debt repayments offset, in part, by equity and debt offerings. With respect to long-dated private funds and SMAs, represents new commitments as well as any increases in available undrawn borrowings.

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
AUM decreased by $0.3 million to $4.4 billion as of June 30, 2019 compared to December 31, 2018. Our permanent capital vehicles decreased AUM by $209.0 million as of June 30, 2019 and our long-dated private funds and SMAs decreased AUM by $81.0 million, in each case as compared with December 31, 2018.

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
Components of Fee Earning AUM

	As of
	June 30, 2019	December 31, 2018

	(in millions)
Fee earning AUM based on gross asset value	$1,527	$1,743
Fee earning AUM based on invested capital, NAV or capital commitments	945	1,042
Total fee earning AUM	$2,472	$2,785
As of June 30, 2019, fee earning AUM based on gross asset value decreased by $216.0 million, compared to December 31, 2018. The decrease was primarily due to debt repayments representing capital reductions, distributions and changes in fund value.
As of June 30, 2019, fee earning AUM based on invested capital, NAV or capital commitments decreased by $97.0 million compared to December 31, 2018. The decrease was primarily due to the return of portfolio investment capital to the fund.
The table below presents the roll forward of fee earning AUM for the three months ended June 30, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, March 31, 2019	$1,713	$998	$2,711	63%	37%
Commitments (1)	13	29	42
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(16)	(67)	(83)
Change in fund value (4)	(48)	(15)	(63)
Ending balance, June 30, 2019	$1,527	$945	$2,472	62%	38%

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
Total fee earning AUM decreased by $239.0 million, or (9)%, to $2.5 billion as of June 30, 2019 compared to March 31, 2019, due primarily to debt repayments representing capital reductions, distributions and changes in fund value.

The table below presents the roll forward of fee earning AUM for the six months ended June 30, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%
Commitments (1)	8	82	90
Capital reduction(2)	(135)	—	(135)
Distributions (3)	(35)	(131)	(166)
Change in fund value (4)	(54)	(48)	(102)
Ending balance, June 30, 2019	$1,527	$945	$2,472	62%	38%

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
Total fee earning AUM decreased by $313.0 million, or (11)%, to $2.5 billion as of June 30, 2019 compared to December 31, 2018, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 420 investments and have invested a total of $2.4 billion. As of June 30, 2019, the fee earning AUM was $991 million. The performance for SIC as of June 30, 2019 is summarized below:

Annualized Net Total Return(1):	3.6%
Annualized Realized Losses on Invested Capital:	1.5%
Average Recovery(3):	61.8%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 243 investments and have invested a total of $2.2 billion. As of June 30, 2019 the fee earning AUM was $534 million. The performance for MCC as of June 30, 2019 is summarized below:

Annualized Net Total Return(2):	(0.9)%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	36.8%

Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 86 investments and have invested a total of $974 million. As of June 30, 2019, the fee earning AUM was $187 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.1%
Net Investor Internal Rate of Return(5):	3.1%
Annualized Realized Losses on Invested Capital:	2.9%
Average Recovery(3):	39.9%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 47 investments and have invested a total of $209 million. As of June 30, 2019, the fee earning AUM was $97 million. The performance for MOF III as of June 30, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.1%
Net Investor Internal Rate of Return(5):	6.0%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 225 investments and have invested a total of $1.3 billion. As of June 30, 2019, the fee earning AUM in our SMAs was $546 million. The aggregate performance of our SMAs as of June 30, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.9%
Net Investor Internal Rate of Return(6):	6.1%
Annualized Realized Losses on Invested Capital:	0.9%
Average Recovery(3):	34.5%
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
The performance of STRF, MOF III Offshore, Aspect, Aspect-B, and MCOF as of June 30, 2019 is not meaningful given the funds' limited capital invested to date.

(1)
Annualized Net Total Return for SIC represents the annualized return assuming an investment at SIC’s inception, reinvestments of all distributions at prices obtained under SIC’s dividend reinvestment plan and no sales charge.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2019. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except AUM data)
Revenues
Management fees (there were no Part I incentive fees recognized for each of the three and six months ended June 30, 2019 and 2018)	$10,208	$11,965	$21,121	$24,050
Other revenues and fees	2,669	3,038	5,110	5,367
Investment income:
Carried interest	441	432	793	597
Other investment loss, net	(436)	(284)	(373)	(467)
Total Revenues	12,882	15,151	26,651	29,547

Expenses
Compensation and benefits	6,958	7,307	14,979	15,638
General, administrative and other expenses	4,106	4,342	7,360	8,851
Total Expenses	11,064	11,649	22,339	24,489

Other Income (Expense)
Dividend income	188	960	760	2,389
Interest expense	(2,874)	(2,715)	(5,772)	(5,396)
Other expenses, net	(5,980)	(4,011)	(2,409)	(13,766)
Total Other Expenses, Net	(8,666)	(5,766)	(7,421)	(16,773)
Loss before income taxes	(6,848)	(2,264)	(3,109)	(11,715)
(Benefit from) provision for income taxes	(70)	195	(93)	385
Net Loss	(6,778)	(2,459)	(3,016)	(12,100)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(5,674)	(2,464)	(1,479)	(6,978)
Net (loss) income attributable to non-controlling interests in Medley LLC	(921)	133	(1,282)	(3,766)
Net Loss Attributable to Medley Management Inc.	$(183)	$(128)	$(255)	$(1,356)

Other data (at period end, in millions):
AUM	$4,422	$5,036	$4,422	$5,036
Fee earning AUM	$2,472	$2,960	$2,472	$2,960

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues
Management Fees. Total management fees decreased by $1.8 million, or 15%, to $10.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

•
Our management fees from permanent capital vehicles decreased by $1.4 million, or 16%, during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values.

•
Our management fees from long-dated private funds and SMAs decreased by $0.4 million, or 11%, during the three months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower base management fees from MOF II as a result of a decrease in fee earning assets under management driven by investment realizations and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million to $2.7 million during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was due primarily to lower administration fees offset by an increase in consulting fees for providing non-advisory services related to one of our managed funds.
Investment Income. Investment income decreased by approximately $0.1 million during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily attributed to unrealized losses from our equity method investments offset in part by an increase in carried interest.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $0.3 million to $7.0 million for the three months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to a decrease in salaries offset in part by an increase in severance expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.2 million to $4.1 million during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was due primarily to a $0.3 million decrease in expenses associated with our consolidated fund, STRF, offset in part by higher insurance expense.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.8 million to $0.2 million during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense increased by $0.2 million to $2.9 million during the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to interest expense associated with our due to former minority interest holder liability.
Other Expense, net. Other expense, net increased by $2.0 million to $6.0 million during the three months ended June 30, 2019 compared to the same period in 2018. The increase was due primarily to a $6.0 million unrealized loss on our investment in MCC during the three months ended June 30, 2019 as compared to a $4.0 million unrealized loss recorded during the same period in 2018. The $6.0 million unrealized loss during the three months ended June 30, 2019 and the $4.0 million unrealized loss during the same period in 2018 were allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the income attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 1.0% and (8.6)% for the three months ended June 30, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The variance in our effective tax rate was primarily attributed to losses allocated to our non-controlling interests of $5.7 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, which were not subject to income taxes.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.2 million to a loss of $5.7 million for the three months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to the allocation of unrealized losses on shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues
Management Fees. Total management fees decreased by $2.9 million, or 12%, to $21.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

•
Our management fees from permanent capital vehicles decreased by $2.2 million, or 13%, during the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values.

•	Our management fees from long-dated private funds and SMAs decreased by $0.7 million, or 10%, during the six months ended June 30, 2019, compared to the same period in 2018.
Other Revenues and Fees. Other revenues and fees decreased by $0.3 million to $5.1 million during the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to lower administration fees offset by an increase in consulting fees for providing non-advisory services related to one of our private long-dated funds.
Investment Income. Investment income increased by approximately $0.3 million during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to an increase in carried interest earned.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $0.7 million to $15.0 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to a decrease in severance expense and salaries offset in part by an increase in stock-based compensation expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.5 million to $7.4 million during the six months ended June 30, 2019 compared to the same period in 2018. The decrease was due primarily to a $0.6 million decrease in professional fees as well as a $0.9 million decrease in expenses associated with our consolidated fund, STRF.
Other Income (Expense)
Dividend Income. Dividend income decreased by $1.6 million to $0.8 million during the six months ended June 30, 2019 compared to the same period in 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense increased by $0.4 million to $5.8 million during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to interest expense associated with our due to former minority interest holder liability.
Other Expense, net. Other expense, net decreased by $11.4 million to $2.4 million during the six months ended June 30, 2019 compared to the same period in 2018. The decrease of expense was due primarily to a $2.5 million unrealized loss on our investment in MCC during the six months ended June 30, 2019 as compared to a $13.6 million unrealized loss recorded during the same period in 2018. The entire $2.5 million unrealized loss in the six months ended June 30, 2019 and $10.1 million of the $13.6 million unrealized loss during the same period in 2018 were allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the income attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 3.0% and (3.3)% for the six months ended June 30, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The variance in our effective tax rate was primarily attributed to losses allocated to our non-controlling interests of $1.5 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively, which was not subject to income taxes and the recording of a $0.7 million valuation allowance during the six months ended June 30, 2018 relating to the portion of our deferred tax asset associated with cumulative unrealized losses on our investments. We consider it more likely than not that MDLY will not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $5.5 million to $1.5 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to the allocation of unrealized losses on shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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

The following table is a reconciliation of net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net loss attributable to Medley Management Inc.	$(183)	$(128)	$(255)	$(1,356)
Net (loss) income attributable to non-controlling interests in Medley LLC	(921)	133	(1,282)	(3,766)
Net (loss) income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(1,104)	$5	$(1,537)	$(5,122)
Reimbursable fund startup expenses	94	442	261	1,065
IPO date award stock-based compensation	231	433	273	574
Expenses associated with strategic initiatives	1,105	939	1,416	1,791
Other non-core items:
Unrealized losses on shares of MCC	—	—	—	3,543
Severance expense	522	338	1,262	2,224
Other (1)	—	69	—	69
Income tax expense on adjustments	(188)	(208)	(310)	(869)
Core Net Income	$660	$2,018	$1,365	$3,275
Interest expense	2,875	2,715	5,773	5,396
Income taxes	118	403	217	1,254
Depreciation and amortization	174	215	352	434
Core EBITDA	$3,827	$5,351	$7,707	$10,359

Core Net Income Per Share	$0.02	$0.05	$0.03	$0.10

Pro-Forma Weighted Average Shares Outstanding (2)	33,365,615	31,790,112	32,745,161	31,215,945
(1) For the three and six months ended June 30, 2018, other items consists of expenses related to non-core business development activities and other expenses.
(2) The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,316,642 vested and unvested LLC Units for 26,316,642 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented. Refer to the chart below for the weighted average shares used to calculate Core Net Income Per Share for each of the periods presented in the table above.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except share and per share amounts)
Numerator
Core Net Income	$660	$2,018	$1,365	$3,275
Add: Income taxes	118	403	217	1,254
Pre-Tax Core Net Income	$778	$2,421	$1,582	$4,529

Denominator
Class A common stock	5,847,883	5,543,802	5,801,531	5,513,719
Conversion of LLC Units and restricted LLC Units to Class A common stock	25,183,862	24,372,591	24,918,611	24,023,329
Restricted stock units	2,333,870	1,873,719	2,025,019	1,678,897
Pro-Forma Weighted Average Shares Outstanding	33,365,615	31,790,112	32,745,161	31,215,945
Pre-Tax Core Net Income Per Share	$0.02	$0.08	$0.05	$0.15
Less: corporate income taxes per share (1)	—	(0.03)	(0.02)	(0.05)
Core Net Income Per Share	$0.02	$0.05	$0.03	$0.10

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

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Margin	(8.6)%	—%	(5.8)%	(17.3)%
Reimbursable fund startup expenses (1)	0.7%	2.9%	1.0%	3.6%
IPO date award stock-based compensation (1)	1.8%	2.9%	1.0%	1.9%
Expenses associated with strategic initiatives (1)	8.6%	6.2%	5.3%	6.1%
Other non-core items: (1)
Unrealized losses on shares of MCC	—%	—%	—%	12.0%
Severance expense	4.1%	2.2%	4.7%	7.5%
Other	—%	0.5%	—%	0.2%
Provision for income taxes (1)	(0.5)%	1.3%	(0.3)%	1.3%
Corporate income taxes (2)	(2.0)%	(5.3)%	(2.0)%	(5.1)%
Core Net Income Margin	4.1%	10.7%	4.0%	10.2%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0%.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of June 30, 2019, we had $10.2 million in cash and cash equivalents.

Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, and purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
As of June 30, 2019, the outstanding senior unsecured debt balance was $118.0 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.6 million.
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
Effective May 13, 2019 we terminated the Revolving Credit Facility. There were no early termination penalties incurred by us with the termination of the Revolving Credit Facility. We had not incurred any borrowings under the Revolving Credit Facility from its inception through the date of termination.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature in December 2019.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Six Months Ended June 30,
	2019	2018

	(in thousands)
Statements of cash flows data
Net cash (used in) provided by operating activities	$(1,369)	$7,856
Net cash provided by (used in) investing activities	70	(1,504)
Net cash used in financing activities	(5,709)	(17,817)
Net decrease in cash and cash equivalents	$(7,008)	$(11,465)

Operating Activities
Our net cash outflow from operating activities was $1.4 million during the six months ended June 30, 2019. During the six months ended June 30, 2019, net cash used in operating activities was attributed to a net loss of $3.0 million, non-cash adjustments of $8.7 million and a net decrease in operating assets and liabilities of $7.1 million driven primarily by bonus payments of $6.5 million.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the six months ended June 30, 2019, distributions from our investment held at cost less impairment were $0.1 million.
Financing Activities
Dividend payments during the six months ended June 30, 2019 were $0.2 million. Distributions to non-controlling interests and redeemable non-controlling interests were $2.5 million for the six months ended June 30, 2019. Payments to a former minority interest holder in connection with our redemption of the former minority interest holder's membership units in one of our subsidiaries was $2.6 million during the six months ended June 30, 2019. In addition, payments of tax withholdings related to net share settlement of restricted stock units represented outflows of $0.3 million for the six months ended June 30, 2019.
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
An entity in which we hold a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk have the right to direct the activities of the entity that most significantly impact the legal entity’s economic performance, or (c) the voting rights of some investors are disproportionate to their obligation to absorb losses or rights to receive returns from a legal entity. For limited partnerships and other similar entities, non-controlling investors must have substantive rights to either dissolve the fund or remove the general partner (“kick-out rights”) in order to qualify as a VIE.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2019.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total

	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,751	$5,162	$3,042	$—	$10,955
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	3,500	7,000	875	—	11,375
Revenue share payable	1,146	1,481	—	—	2,627
Capital commitments to funds (4)	256	—	—	—	256
Total	$17,653	$13,643	$72,917	$53,595	$157,808

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

Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of June 30, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of June 30, 2019, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2019, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.9 million.
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
Recent Developments
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub (the"MDLY Merger"), with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the effective time of the MDLY Merger (the "MDLY Merger Effective Time"), other than shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger Effective Time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger Effective Time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger Effective Time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by an between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra (the "MCC Merger"), with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of June 30, 2019, we calculated approximately a $0.6 million and $1.2 million increase in management fees for the three and six months ended June 30, 2019, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of June 30, 2019, we calculated approximately a $0.7 million and $1.5 million decrease in management fees for the three and six months ended June 30, 2019, respectively.
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
We have not recognized any performance fees for the three and six months ended June 30, 2019 and 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of June 30, 2019, we calculated no change in Part I and II incentive fees for the three and six months ended June 30, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of June 30, 2019, we calculated no change in Part I and II incentive fees for the three and six months ended June 30, 2019.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of June 30, 2019, we calculated approximately a $6.2 million increase in carried interest for the six months ended June 30, 2019. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of June 30, 2019, we calculated approximately a $0.4 million decrease in carried interest for the six months ended June 30, 2019.
Interest Rate Risk
As of June 30, 2019, we had $137.3 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on September 24, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
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

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019 MDLY entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the "Stipulation") by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.
The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.
The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.
The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.
MARILYN S. ADLER, v. MEDLEY CAPITAL LLC et. al. (Supreme Court of New York, March 2019). Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, on March 1, 2019 against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, Medley Capital Corporation, Medley Management Inc., as well as Brook Taube, and Seth Taube, individually. Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company believes the claims are without merit, intends to vigorously defend them, and has asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract. The parties are in the initial stages of discovery.
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

Item 1A.  Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended June 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Relating to the Mergers

On August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which the Company would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger, and the Company’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. On July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. Set forth below are certain risks relating to the MDLY Merger. For more information, please refer to the Registration Statement on Form N-14 that includes a joint proxy statement of Sierra, MCC, and MDLY and, with respect to Sierra, constitutes a prospectus, which was first mailed or otherwise delivered to stockholders of Sierra, MCC, and MDLY on or about December 21, 2018 (the “Joint Proxy Statement/Prospectus”), the Form 8-K filed by the Company with the SEC on August 2, 2019, and the amendment to the Joint Proxy Statement/Prospectus that Sierra, MCC, and MDLY intends to file with the SEC and mail to their respective stockholders.

There can be no assurances when or if the Mergers will be completed.
Although the Company, Sierra, and MCC expect to complete the Mergers as early as the fourth quarter of 2019, there can be no assurances as to the exact timing of completion of the Mergers, that both Mergers will be completed, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of our common stock (including shares of our common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of Sierra’s stockholders, MCC’s stockholders, and the Company’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to the Company in the MDLY Merger, will be treated as a portfolio investment of Sierra following the consummation of the MDLY Merger and reflected in Sierra’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of Sierra); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers; receipt of necessary consents relating to joint ventures of Sierra and MCC; receipt of a specified level of consents from third-party advisory clients of the Company; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; and other customary closing conditions.
The Company, Sierra, and MCC cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, Sierra’s, and MCC’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, Sierra, and MCC will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the MDLY Merger does not close, we will not benefit from the expenses incurred in its pursuit.” Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra, and MCC may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement.” Any decision that the Company’s stockholders, Sierra’s stockholders, and MCC’s stockholders make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.
If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented. In addition, because the MDLY Merger is no longer contingent upon the MCC Merger, if only the MDLY Merger is completed certain additional risks regarding Sierra as an internally managed business development company with the Company as a wholly owned portfolio company may be presented.
We have been named as a defendant in various securities class action and derivative lawsuits, and may be named in additional ones in the future, which could result in substantial costs and may delay or prevent the completion of the Mergers.
The Company is currently a defendant in the New York Actions and the Class Actions and may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies.

Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.
If the MDLY Merger does not close, we will not benefit from the expenses incurred in connection therewith.
The MDLY Merger may not be completed. If the MDLY Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the MDLY Merger for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the MDLY Merger is not completed. In addition, depending upon the circumstances surrounding termination of the Amended MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the Amended MDLY Merger Agreement. See “- Under certain circumstances, the Company or Sierra may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement” below.
Failure to complete the MDLY Merger could negatively impact the business, financial results, and ability to pay dividends and distributions, if any of the level thereof, to our stockholders.
If the MDLY Merger is not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and our respective customers if the anticipated benefits of the MDLY Merger are not able to be realized. Such anticipated benefits include, among others, an expected increase in distributions to Sierra’s stockholders, a larger balance sheet and potential for greater scale, the fee earning potential of the asset management business, the market value of Sierra’s common stock following the completion of the Mergers upon listing on the NYSE and TASE, and the potential benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at the level thereof, to our stockholders.
Termination of the Amended MDLY Merger Agreement or failure to otherwise complete the MDLY Merger could negatively impact us.
Termination of the Amended MDLY Merger Agreement or any failure to otherwise complete the MDLY Merger may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the MDLY Merger, without realizing any of the anticipated benefits of completing the MDLY Merger;

•	the market price of our Class A common stock may decline to the extent that the market price prior to termination reflects a market assumption that the MDLY Merger will be completed;

•	in the case of the Company, it may not be able to find a party willing to pay an equivalent or more attractive price than the price we have agreed to pay in the MDLY Merger; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, Sierra or the Company may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement.
The Amended MDLY Merger Agreement provides for the payment by Sierra or the Company to the other party a termination fee of $3,000,000 in cash if the Amended MDLY Merger Agreement is terminated by the Company or Sierra under certain circumstances.
The Amended MDLY Merger Agreement limits our ability to actively pursue, and ultimately accept, alternatives to the MDLY Merger and may discourage a superior proposal from third parties.

The Amended MDLY Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allow us to engage in negotiations regarding, and to ultimately accept, a “Superior Proposal” (as such term is defined in the Amended MDLY Merger Agreement) in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing a “Superior Proposal” to us, or might result in a potential competing acquirer proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

Certain persons related to us have interests in the MDLY Merger that may differ from the interests of our stockholders.

Certain of our directors and executive officers have financial interests in the MDLY Merger that may be different from, or in addition to, the interests of our stockholders. The Company’s special committee and, acting on the recommendation of the Company’s special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the Amended MDLY Merger Agreement, including the MDLY Merger, and in recommending to our stockholders to approve the MDLY Merger.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on Sierra as the surviving company in the Mergers, following completion of the Mergers, or Sierra as an internally managed BDC with the Company as a wholly owned portfolio company following the completion of only the MDLY Merger. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, the Amended MDLY Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the MDLY Merger.
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

2.2
Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc. (incorporated by reference to Exhibit 2.1 to Medley Management Inc.’s Current Report on Form 8-K (File No. 001-36638) filed on August 2, 2019).

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

10.3
Medley Management Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Annexure A of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 001-36638) filed on April 30, 2019).

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)