Form 10-K
period 2019-12-31
MEDLEY MANAGEMENT INC.
filed 2020-03-30
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019, the aggregate market value of registrant's voting and non-voting common equity held by non-affiliates was approximately $14,148,678. The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 20, 2020 was 6,284,625. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of March 20, 2020 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement relating to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

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

•	our business may be adversely affected by the recent coronavirus outbreak;

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
This Form 10-K also includes “forward-looking” statements, including statements regarding the proposed transactions contemplated by the Amended MDLY Merger Agreement (as defined herein) and the Amended MCC Merger Agreement (as defined herein). Because forward-looking statements, such as the possibility that MDLY may receive competing proposals and the date that the parties expect the proposed transactions to be completed, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and the Company’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of the Company, Sierra and MCC; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of the Company and MCC to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), the necessary consents of certain third-party advisory clients of the Company; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to the Company include, but are not limited to, (i) the costs and expenses that the Company has, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on the Company; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of the Company to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than the Company prior to the proposed transactions; and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the Company’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.
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

•	“SMA” refers to a separately managed account; and

•	"standalone" refers to our financial results without the consolidation of any fund(s).

v

PART I.
Item 1.     Business
Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. For over 18 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are Business Development Companies "BDCs", and a credit interval fund, as well as long-dated private funds and Separately Managed Accounts ("SMAs"), with a primary focus on senior secured credit. As of December 31, 2019, we had $4.1 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2019 was 17%, and our compounded annual Fee Earning AUM growth rate was 10%, which have both been driven in large part by the growth in our permanent capital vehicles. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
In general, our institutional investors do not have the right to withdraw capital commitments and to date we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors — Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund's operations and performance.”
The diagram below presents the historical correlation between growth in our AUM, fee earning AUM and management fees.
(1) Presented on a standalone basis
Direct origination, credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009 and the ongoing after-effects including market turbulence and volatility. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2019, approximately 67% of the combined portfolios investments were in first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity between three and seven years and are typically floating rate

(at December 31, 2019, approximately 83% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.
Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2019, we had 65 employees, including 29 investment, origination and credit management professionals, and 36 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.
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
Medley Capital Corporation
We launched MCC (NYSE:MCC) (TASE:MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a BDC with approximately $0.4 billion in AUM as of December 31, 2019. MCC has demonstrated an 8% compounded annual growth rate of AUM from inception through December 31, 2019.
Sierra Income Corporation
We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. As of December 31, 2019, AUM has grown to $1.1 billion, and has demonstrated an 86% compounded annual growth rate of AUM from inception through December 31, 2019.
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
Prior to January 1, 2016, the Part I incentive fee was payable quarterly in arrears and was 20.0% of MCC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 2.0% (which was 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, we received no incentive fee until MCC’s net investment income equaled the hurdle rate of 2.0%, but then received, as a “catch-up,” 100% of MCC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the hurdle rate but was less than 2.5%. The effect of this provision was that, if pre-incentive fee net investment income exceeded 2.5% in any calendar quarter, MCC Advisors LLC would receive 20.0% of MCC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income meant interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that MCC received from portfolio companies accrued during the calendar quarter, minus MCC’s operating expenses for the quarter including the base management fee, expenses payable to MCC Advisors LLC, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we had not yet received in cash.

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

•
The first, the Part I incentive fee (which is also referred to as a subordinated incentive fee), payable quarterly in arrears, is 20.0% of SIC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 1.75% (which is 7.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, SIC Advisors LLC receives no incentive fee until SIC’s pre-incentive fee net investment income equals the hurdle rate of 1.75%, but then receives, as a “catch-up,” 100% of SIC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, SIC Advisors LLC will receive 20.0% of SIC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that SIC receives from portfolio companies accrued during the calendar quarter, minus SIC’s operating expenses for the quarter including the base management fee, expenses payable to SIC Advisors LLC or to us, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that SIC has not yet received in cash. Since the hurdle rate is fixed, if interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on pre-incentive fee net investment income.

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
Sierra Total Return Fund
Pursuant to the investment management agreement between STRF and our affiliate, STRF Advisors LLC, STRF Advisors LLC is entitled to a base management fee and may earn an incentive fee. The STRF base management fee is calculated and payable monthly in arrears at an annual rate of 1.50% of STRF's average daily total assets during such period.

The incentive fee is calculated and payable quarterly in arrears in an amount equal to 15.0% of the Fund's pre-incentive fee net investment income for the immediately preceding quarter, and is subject to a hurdle rate, expressed as a rate of return on the Fund's adjusted capital, equal to 1.50% per quarter, subject to a “catch-up” feature, which will allow STRF Advisors LLC to recover foregone incentive fees that were previously limited by the hurdle rate. Under the hurdle rate and catch-up provisions, in any calendar quarter, STRF Advisors LLC will not receive any incentive fee until STRF's pre-incentive fee net investment income equals the hurdle rate of 1.50%, but then will receive, as a “catch-up,” 100% of STRF's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.76%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 1.76% in any calendar quarter, STRF Advisors LLC will receive 15.0% of SIC's pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus STRF's operating expenses for the quarter (including the management fee, expenses reimbursed to STRF Advisors LLC and any interest expenses and distributions paid on any issued and outstanding preferred shares, but excluding the inventive fee). For this purpose, adjusted capital means the cumulative gross proceeds received by STRF from the sale of shares (including pursuant to STRF's distribution reinvestment plan), reduced by amounts paid in connection with purchases of shares pursuant to STRF's mandatory repurchases and discretionary repurchases. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid to STRF Advisors LLC if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment to STRF Advisors LLC if prior quarters are below the quarterly hurdle rate.
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
Investment Process
Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities primarily through financial sponsors, as well as through direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants. Historically, as much as half of our annual origination volume has been derived from either repeat or referred borrowers or repeat sponsors. The other half of our annual origination volume has been sourced through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through other financial sponsors. Medley investments are well diversified across 27 of the 35 industries. As of December 31, 2019, our industry exposures in excess of 10% were 11.2% in business services, 10.7% in healthcare and pharmaceuticals and 10.6% in High Tech Industries. Medley has a highly selective, three step underwriting process that is governed by an investment committee. This comprehensive process narrows down the investment opportunities from generally over 1,000 a year to approximately 1% to 3% originated borrowers in a year. For the year ended December 31, 2019, we sourced 451 investment opportunities across 51 borrowers and approximately $200.0 million of invested capital. As of December 31, 2019, our funds had 266 investments across 169 borrowers.
Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly influence the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process often involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential, as our funds have historically invested primarily in privately held companies, for which public financial information may be unavailable. Since our inception, we have experienced annualized realized losses for 0.7% of that capital through December 31, 2019. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

Prior to making an investment, the investment team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. We also analyze liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for potential investments. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks may be conducted and tax compliance information may be requested on management teams and key employees. In addition, the investment team may contact customers, suppliers and competitors and/or perform on-site visits as part of a routine business due diligence process.
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
Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly reviews of financial information and, typically, attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in Mariana Systems, an investment management software program. Mariana Systems creates a centralized, dynamic electronic repository for all of our portfolio company data and generates comprehensive, standardized reports and dashboards, which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history.
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
Employees
As of December 31, 2019, we employed 65 individuals, including 29 investment, origination and credit management professionals, located in our New York office.
Agreements and Plans of Merger
On August 9, 2018, the Company entered into the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among the Company, Sierra and Sierra Management, Inc., a wholly owned subsidiary of Sierra ("Merger Sub"), pursuant to which the Company would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In the MDLY Merger, each share of our Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of our Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, our stockholders would have the right to receive certain dividends and/or other payments. Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation (“MCC”) and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of Sierra’s common stock.
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of our Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of our Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a holder of LLC Units), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of our Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of LLC Units will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the NAV of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries), will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. MCC and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement (as described below), the defendant parties to the Settlement (other than the Company) shall, among other things, deposit or cause to be deposited the Settlement shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the

NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of Sierra (the "Combined Company"), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.
The Mergers are subject to approval by the stockholders of the Company, Sierra, and MCC, regulators, including the SEC, court approval of the Settlement, other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MDLY Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.
Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.
On February 11, 2019, a purported stockholder class action related to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, "FrontFour"), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.
The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the "Decision") on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.
On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:
Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]
Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS
Where:
ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P	shall equal 0.26
The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $4.6 million and $3.8 million for the years ending December 31, 2019 and 2018, respectively. There were no transaction expenses related to the MDLY Merger during the year ended December 31, 2017.
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
Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers including tariffs, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009, and ongoing after-effects including market turbulence and volatility, continue to illustrate that the current environment is still one of uncertainty and instability for investment management business. More recently, global financial markets have experienced heightened volatility, including the June 2016 “Brexit” referendum in the United Kingdom in favor of exiting the EU and subsequent uncertainty regarding the timing and terms of the exit, the results of the 2016 U.S. presidential and 2016 and 2018 congressional elections and resulting uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, and, more recently, concerns over increasing interest rates (particularly short-term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs implemented by the Trump administration. For example, in February 2018, global equity markets experienced a widespread sell-off, and bonds have also declined in value. Any of the foregoing (or related events or effects thereof or similar unpredictable events or uncertainties in global market or political conditions) could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. In addition, following a sustained period of historically low interest rate levels in the United States, short-term interest rates have risen by 150 to 200 basis points since the U.S. presidential election in November 2016. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Furthermore, some of the provisions under the Tax Cuts and Jobs Act of 2017 in the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) could have a negative impact on the cost of financing and dampen the attractiveness of credit. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, foreign exchange rates, trade volume, and fiscal and economic policies, which has heightened volatility in the U.S. and global markets and could persist for an extended period.
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
Our business may be adversely affected by the recent coronavirus outbreak.
As of the date of this Form 10-K, there is an outbreak of a novel and highly contagious form of coronavirus (COVID-19), which the World Health Organization has declared to constitute a Public Health Emergency of International Concern. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact the value and performance of the Company’s investments, the Company’s ability to source, manage and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company. In addition, the operations of the Company may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any such entity’s personnel.
Recently enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the federal statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it (including additional technical corrections or other forthcoming guidance yet to be issued) or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.
We derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner.
With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2019, 2018 and 2017, our investment advisory relationships with MCC and SIC represented approximately 68.9%, 69.0% and 74.4%, respectively, of our total management fees. These investment advisory relationships also represented, in the aggregate, 37.5% of our AUM at

December 31, 2019. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.
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
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association published a set of Private Equity Principles (the “Principles”), which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. More recently institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management and investment fees to external managers, whether through direct reductions, deferrals or rebates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. For example, on December 3, 2015, we agreed to reduce our fees from MCC and beginning January 1, 2016, the base management fee from MCC was reduced to 1.50% on gross assets above $1 billion. In addition, we reduced our incentive fee from MCC from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle and introduced a netting mechanism and incentive fee income will be subject to a rolling three-year look back. Under no circumstances will our recently implemented fee structure result in higher fees from MCC than fees under the current investment management agreement. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations. For more information about our fees, see “Business - Fee Structure."
A change of control of us could result in termination of our investment advisory agreements.
Pursuant to the Investment Company Act, each of the investment advisory agreements for the BDCs that we advise automatically terminates upon its deemed “assignment” and a BDC’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that our pre-IPO owners dispose of enough of their interests in us such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered BDCs that we advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could materially and adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

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
We are subject to the risk that the investments our funds make in investee companies may be repaid prior to maturity. When this occurs, our BDCs will generally use such proceeds to reduce their existing borrowings and our private funds will generally return such capital to their investors, which capital may be recalled at a later date pursuant to such funds' governing documents. With respect to our SMAs, if such event occurs after the investment period, such capital will be returned to investors. Any future investment in a new investee company may also be at lower yields than the debt that was repaid. As a result, the results of operations of the affected fund could be materially adversely affected if one or more investee companies elect to prepay amounts owed to such fund, which could in turn have a material adverse effect on our results of operations.
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
An investee company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investee company’s ability to meet its obligations under the debt or equity instruments that our funds hold. Our funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investee company. To the extent our funds incur additional costs and/or do not recover their investments in investee companies, we may earn reduced management and incentive fees, which may materially and adversely affect our results of operations.
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
Dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could materially and adversely affect our ability to achieve attractive rates of return on those investments.
MCC, SIC and our funds’ investee companies rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While our permanent capital vehicles, MCC and SIC, are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to business generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could materially and adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants.
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
Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2019, MCC and SIC were our only funds that relied on leverage. As of December 31, 2019, MCC had a NAV of $220.6 million, $0.4 billion of AUM and an asset coverage ratio of 206.1%. As of December 31, 2019, SIC had a NAV of $591.1 million, $1.1 billion of AUM and an asset coverage ratio of 279.9%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.
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
The debt and equity instruments in which our funds invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of such respective funds' boards of directors or similar bodies. Most, if not all, of our funds' investments (other than cash and cash equivalents) are classified as Level III under Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures. This means that our funds’ portfolio valuations will be based on unobservable inputs and our funds’ assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our funds’ portfolio investments will require significant management judgment or estimation. Even if observable market data were available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. Our funds retain the services of an independent service provider to review the valuation of these loans and securities.
The types of factors that the board of directors, general partner or similar body may take into account in determining the fair value of a fund’s investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of an investee company, the nature and realizable value of any collateral, the investee company’s ability to make payments and its earnings and discounted cash flow, the markets in which the investee company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our funds’ NAV could be materially and adversely affected if determinations regarding the fair value of such funds’ investments were materially higher than the values that such funds’ ultimately realize upon the disposal of such loans and securities.
We may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs.
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. These repayment obligations may correspond to amounts previously distributed to our senior professionals prior to our IPO, with respect to which our Class A common stockholders did not receive any benefit. This obligation is known as a “clawback” obligation. Medley received a carried interest distribution of $0.3 million from one of its managed funds which was liquidated as of December 31, 2019. Prior to the receipt of this distribution during the year ended December 31, 2019, Medley has not received any carried interest, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2019, we recorded a $7.2 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2019, there would be no additional amounts subject to clawback.
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
While diversification is generally an objective of our funds, there can be no assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to economic conditions or market declines in general if there are disproportionately greater adverse movements in the particular investments. If a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment portfolio to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could materially adversely affect a fund’s performance and, as a result, our results of operations and financial condition.
Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could materially adversely affect a fund’s operations and performance.
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
Hedging strategies may materially and adversely affect the returns on our funds’ investments.
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
As we have expanded and as we continue to expand the number and scope of our business activities, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action.
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
Our assets under management have grown significantly in the past and we are pursuing further growth. Our growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, compliance, accounting and operational infrastructure, and has increased expenses associated with all of the foregoing. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

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
Changes in capital requirements may increase the cost of our financing.
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
In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while numerous key aspects of the Dodd-Frank Act have been defined through final rules, additional regulations thereunder or amendments thereunder may continue to be implemented by various regulatory bodies in the future. While we already have several subsidiaries registered as investment advisers subject to SEC examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and materially and adversely affect our profitability.

The implementation of the Volcker Rule could have adverse implications on our ability to raise funds from certain entities.
In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The Volcker Rule may have the effect of further curtailing various banking activities that in turn could result in uncertainties in the financial markets as well as our business. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there remains uncertainty regarding the implementation of the Volcker Rule and its practical implications (including as a result of the long-term effects of the Volcker Rule, as well as potential changes to the rule in light of the OCC's August 2017 solicitation of public comments on how the rule should be revised to better accomplish its purpose), and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
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
New restrictions on compensation could limit our ability to recruit and retain investment professionals.
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
Regulatory uncertainty could negatively impact our ability to efficiently project, plan and operate our business impacting profitability.
In early February 2017, the Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills are pending in Congress that, if enacted, would amend the Dodd-Frank Act. The Economic Growth, Regulatory Relief and Consumer Protection Act was enacted into law in 2018. The Administration has expressed support for such proposals and encouraged the House and Senate to work together to present legislation to the President as quickly as possible. Such enacted and pending legislation could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other amendments to the Dodd-Frank Act.
It is difficult to determine the full extent of the impact on us of any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. In addition, as a result of proposed legislation, shifting areas of focus of regulatory enforcement bodies or otherwise, regulatory compliance practices may shift such that formerly accepted industry practices become disfavored or less common. Any changes or other developments in the regulatory framework applicable to our businesses, including the changes described above and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our businesses. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and materially and adversely affect our profitability.
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
We believe that base management fees are consistent and predictable. For all periods presented, over 40% of total revenues was derived from base management fees. Due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the year ended December 31, 2017, total revenue of $65.0 million included a reversal of performance fees of $2.0 million. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 or 2019, as we determined that it was not probable that a significant reversal of such fees would not occur in the future. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may cause our results for a particular period not to be indicative of our performance in a future period.
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

We have a significant amount of indebtedness. As of December 31, 2019, our total indebtedness, excluding unamortized discount, premium, and issuance costs, was approximately $142.2 million. Our substantial debt obligations could have important consequences, including:

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

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

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
Despite our current level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.
Although we terminated our prior $15.0 million senior secured revolving credit facility in May 2019, we may enter into a new revolving or other credit facility in the future or incur significant other or additional indebtedness in the future. Additional indebtedness incurred by the Company from time to time or at any time in the future could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding two risk factors would increase.
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

Medley Group LLC, an entity controlled by our pre-IPO owners, holds approximately 97.6% of the combined voting power of our Class A and Class B common stock as of March 20, 2020. Accordingly, our pre-IPO owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Our pre-IPO owners comprise all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. Because Medley Group LLC, as the holder of our Class B common stock, has a number of votes equal to 10 times the number of LLC Units held by all non-managing members of Medley LLC for so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding the LLC Units held by Medley Management Inc.), we anticipate that Medley Group LLC will continue to have a majority of the combined voting power of our Class A and Class B common stock even when our pre-IPO owners own less than a majority economic interest in our company.

In addition, our pre-IPO owners own 80.8% of the LLC Units as of March 20, 2020. Because they hold their ownership interest in our business directly in Medley LLC, rather than through Medley Management Inc., these pre-IPO owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Medley LLC makes distributions to Medley Management Inc., the non-managing members of Medley LLC will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in Medley LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when Medley Management Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Accordingly, it is possible that the actual cash tax savings realized by Medley Management Inc. may be significantly less than the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon the $2.96 closing price of our Class A common stock on December 31, 2019 and interest rate of 3.0%, we estimate that, if Medley Management Inc. were to have exercised its termination right on December 31, 2019, the aggregate amount of these termination payments would have been approximately $64.5 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

In addition, we and our pre-IPO owners have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement), to exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 26,025,973 LLC Units may be exchanged for shares of our Class A common stock and, subject to the transfer restrictions set forth in the Limited Liability Company Agreement of Medley LLC, sold. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an accelerated filer as defined in the Rule 12b-2 promulgated under the Exchange Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 2019, the market price of our common stock has fluctuated from a high of $15.14 per share in the first quarter of 2015 to a low of $2.33 per share in the second quarter of 2019. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you paid for your shares.

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

As of December 31, 2019, we had 2,993,790,169 shares of Class A common stock authorized but unissued, including approximately 23,936,893 shares of Class A common stock issuable upon exchange of vested LLC Units that will be held by the non-managing members of Medley LLC. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited liability company agreement of Medley LLC permits Medley LLC to issue an unlimited number of additional limited liability company interests of Medley LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 9,000,000 shares of Class A common stock and LLC Units for issuance under our 2014 Omnibus Incentive Plan, including 4,109,594 shares issuable upon the vesting of restricted stock units and restricted LLC Units granted as of December 31, 2019. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

Risks Relating to the Mergers

On July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. Pursuant to the Amended MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not conditioned upon the consummation of the MCC Merger. If the Mergers are or only the MDLY Merger is consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA”, with such listing expected to be effective as of the closing date of the Mergers, or the MDLY Merger, as applicable. If the MCC Merger is also consummated, Sierra's common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the Mergers. Upon completion of both of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. If the MDLY Merger is consummated and the MCC Merger is not consummated, Sierra’s common stock would be listed on the NYSE (but not the TASE), and the investment portfolios of the Company and Sierra would not be combined. Set forth below are certain risks relating to the Mergers. For more information, please refer to our definitive proxy statement on Schedule 14A that will be filed with the SEC when available.

The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed.

Although the Company, Sierra, and MCC expect to complete the Mergers or the MDLY Merger, as applicable, as early as the first quarter of 2020, there can be no assurances as to the exact timing of completion of the MCC Merger and/or the MDLY Merger, applicable, or that the Mergers will be completed at all. The completion of the Mergers or the MDLY Merger, as applicable, is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of Sierra’s common stock (including the Settlement Shares (as defined in the Amended MCC Merger Agreement) and the shares of Sierra’s common stock to be issued in the Mergers or the MDLY Merger, applicable for listing on the NYSE; receipt of requisite approvals of each of our stockholders, Sierra’s stockholders, and MCC’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the Mergers); the settlement of the Delaware Action in accordance with the Settlement; any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; there being no recession of the confirmation that Merger Sub, as the surviving company in the MDLY Merger, will be treated as a portfolio investment of the Combined Company or the Sierra/MDLY Company, as applicable, and reflected in the Combined Company’s or the Sierra/MDLY Company’s, as applicable, consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company or the Sierra/MDLY Company, as applicable); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers or the MDLY Merger, as applicable; receipt of necessary consents relating to joint ventures of Sierra and MCC; receipt of a specified level of consents from third-party advisory clients of the Company; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; and other customary closing conditions. There is no assurance that any of the foregoing conditions will be satisfied.
The Company, Sierra, and MCC cannot assure their respective stockholders that the conditions required to complete the Mergers or the MDLY Merger, as applicable, will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are or the MDLY Merger is, as applicable, not completed, the resulting failure of the Mergers or the MDLY Merger, as applicable, could have a material adverse impact on the Company’s, Sierra’s, and MCC’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, Sierra, and MCC will have incurred substantial expenses for which no ultimate benefit will have been received. See “If the MDLY Merger does not close, we will not benefit from the expenses incurred in connection therewith” below. Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra, or MCC may be obligated to pay the other party to the applicable merger agreement a termination fee. See “Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement.” Any decision that our stockholders, Sierra’s stockholders, and MCC’s stockholders make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.
If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented. In addition, if the MDLY Merger is completed and the MCC Merger is not completed certain additional risks regarding the Sierra/MDLY Company following the MDLY Merger may be presented.
Because the NAV of Sierra may change, our stockholders cannot be sure of the value of the stock portion of the merger consideration, they will receive until the MDLY Merger effective time.

Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the NAV of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Accordingly, at the time of our stockholder meeting, our stockholders will not know or be able to calculate with certainty the value of the merger consideration they would receive upon the completion of the MDLY Merger and such value may vary materially from the value of the merger consideration determined as of the date the MDLY Merger was announced, as of the date that the subsequent proxy supplement describing the Amended MDLY Merger Agreement is mailed to our stockholders, and as of the date of the special meeting of our stockholders. Any change in the NAV of Sierra prior to completion of the MDLY Merger will affect the value (either positively or negatively) of the merger consideration to be paid by Sierra, and to be received by our stockholders upon the completion of the MDLY Merger relative to the value of the merger consideration determined as of the date the MDLY Merger was announced.
The value of the stock portion of the merger consideration that our stockholders will receive upon the completion of the Mergers or the MDLY Merger, as applicable, may be affected, either positively or negatively, by the trading performance of Sierra’s common stock following the Mergers or the MDLY Merger, as applicable.
There is currently no public trading market for Sierra’s common stock and there is no way to predict with certainty how the shares of Sierra’s common stock, including the shares of Sierra’s common stock to be issued in the Mergers or the MDLY Merger, as applicable, will trade following consummation of the Mergers or the MDLY Merger, as applicable. Any change in the trading price of Sierra’s common stock following completion of the Mergers or the MDLY Merger, as applicable, will affect the value (either positively or negatively) of the stock portion of the merger consideration received by our stockholders upon the completion of the MDLY Merger. Stock price changes may result from a variety of factors, including, among other things:

•	changes in the business, operations or prospects of the Combined Company or the Sierra/MDLY Company, as applicable;

•	the financial condition of current or prospective portfolio companies of the Combined Company or the Sierra/MDLY Company, as applicable;

•	interest rates or general market or economic conditions;

•	the supply and demand for the Combined Company’s common stock or the Sierra/MDLY Company’s common stock, as applicable; and

•	market perception of the future probability of the Combined Company or the Sierra/MDLY Company, as applicable.

These factors are generally beyond the control of the Company, Sierra, and MCC prior to completion of the Mergers or the MDLY Merger, as applicable, and, following completion of both of the Mergers or only the MDLY Merger, will generally be beyond the control of the Combined Company or the Sierra/MDLY Company, as applicable. As noted above, there is currently no public trading market for Sierra’s common stock and there is no way to predict with certainty how the shares of Sierra’s common stock will trade following consummation of the Mergers or the MDLY Merger, as applicable. During the 12-month period ending December 31, 2019, the NAV per share of Sierra’s common stock varied from a low of $5.78 to a high of $6.72 and the closing price per share of our Class A common stock varied from a low of $2.33 to a high of $4.94. However, the historical NAV per share of Sierra, and the historic trading prices of our Class A common stock, are not necessarily indicative of future performance of Sierra’s common stock following the Mergers or the MDLY Merger, as applicable.
The inability of Sierra, MCC and/or MDLY to obtain certain third-party consents and approvals could delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.
Pursuant to the Amended MDLY Merger Agreement, each of Sierra’s and the Company’s obligations to complete the MDLY Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see “The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed”), prior receipt by the Company of written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of the Company’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, Sierra and the Company must obtain all consents and approvals, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MDLY Merger effective time. Although Sierra and the Company expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.
Pursuant to the Amended MCC Merger Agreement, each of Sierra’s and MCC’s obligations to complete the MCC Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see “The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed”), the prior receipt by Sierra or MCC, as applicable, of third party consents and approvals relating to the joint venture arrangements of Sierra and MCC. In addition, each of Sierra’s and MCC’s obligations to complete the MCC Merger is conditioned upon completion of the MDLY Merger, pursuant to the Amended MDLY Merger Agreement, having received written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of the Company’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, Sierra and MCC must obtain also, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MCC Merger effective time. Although Sierra and MCC expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.
The opinion obtained by our special committee from its financial advisor will not reflect changes in circumstances after the date of the opinion between signing of the Amended MDLY Merger Agreement and the MDLY Merger effective time.
Our special committee has not obtained updated opinions from its financial advisor and does not anticipating obtaining updated opinions prior to the MDLY Merger effective time. Changes in the operations and prospects of the Company and Sierra, general market and economic conditions and other factors beyond the control of the Company or Sierra, and on which our special committee’s financial advisor’s opinion was based may significantly alter the value of Sierra or the Company or the prices at which shares of our Class A common stock trade or the NAV per share of Sierra’s common stock by the time the MDLY Merger is completed. The opinion of such financial advisor speaks only to the date such opinion was rendered and do not speak as of the time the MDLY Merger will be completed or as of any other date. Our special committee does not expect to obtain an updated opinion from its financial advisor.

The MDLY Merger consideration was the product of extensive negotiations among the special committees of the Company and Sierra and therefore may include business considerations beyond share price, NAV or other financial or valuation metrics relating to the Company and Sierra.
The MDLY Merger was the product of extensive negotiations among the parties and each special committee considered a number of factors in determining to enter into the Amended MDLY Merger Agreement. As a result, the terms of the Amended MDLY Merger Agreement are not necessarily reflective of the share price, NAV or other financial or valuation metrics relating to the Company and Sierra at the time the Amended MDLY Merger Agreement was entered into, and may reflect additional business considerations.
We have been named as a defendant in various securities class action and derivative lawsuits, and may be named in additional ones in the future, which has resulted in, and which may result in the future, substantial costs and may delay or prevent the completion of the Mergers.
The Company is currently a defendant in the New York Actions and the Delaware Action. For more information about such legal proceedings, see "Item 3, Legal Proceedings." The Company may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities. It is a condition of the MCC Merger that the Delaware Action be settled in accordance with the terms of the Settlement.
If the MDLY Merger does not close, we will not benefit from the expenses incurred in connection therewith.
The Company has incurred, and will continue to incur, substantial expenses in connection with the Mergers. The MDLY Merger may not be completed. If the MDLY Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the MDLY Merger for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the MDLY Merger is not completed. In addition, depending upon the circumstances surrounding termination of the Amended MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the Amended MDLY Merger Agreement. See “Under certain circumstances, the Company or Sierra may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement” below.
Failure to complete the MDLY Merger could negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders, and negatively impact our stock prices.
If the MDLY Merger is not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from our creditors and customers if the anticipated benefits of the MDLY Merger are not able to be realized. Such anticipated benefits include, among others, the expected increase in distributions to the stockholders of the Combined Company, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of Merger Sub's asset management business, the enhanced market value of Sierra’s common stock following the completion of the Mergers upon listing on the NYSE and the TASE (in connection with the MCC Merger), and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level to our stockholders, and negatively impact our stock prices.
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
The Amended MDLY Merger Agreement limits our ability to actively pursue alternatives to the MDLY Merger and to accept a superior proposal from third parties, although MCC had the right to actively pursue alternatives during the go-shop period.

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
In certain circumstances, Sierra, MCC, and the Company may waive one or more conditions to the Mergers or the MDLY Merger, as applicable, or amend the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, without resoliciting stockholder approval.
Certain conditions to Sierra’s and MDLY’s obligations to complete the MDLY Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Sierra and MDLY. In addition, certain conditions to Sierra’s and MCC’s obligations to complete the MCC Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Sierra and MCC. In the event that any such waiver does not require re-solicitation of stockholders, the parties to the Amended MDLY Merger Agreement and the Amended MCC Merger Agreement will have the discretion to complete the MDLY Merger and the MCC Merger, respectively, without seeking further stockholder approval. However, certain conditions, such as the conditions requiring the approval of Sierra’s stockholders, MCC’s stockholders and the Company’s stockholders, are required under applicable law or the applicable company’s charter documents and may not be waived.
The Amended MDLY Merger Agreement and the Amended MCC Merger Agreement may be amended by the respective parties at any time before or after receipt of approval by Sierra’s stockholders, the Company’s stockholders, or MCC’s stockholders, as the case may be; provided, however, that after receipt of the relevant stockholder approvals, there may not be any amendment of the Amended MDLY Merger Agreement or the Amended MCC Merger Agreement that requires further approval under applicable law or its charter documents of the relevant stockholders without receipt of such further approvals.
In addition to the foregoing, waiver or amendment of the Amended MDLY Merger Agreement requires the consent of MCC to the extent such waiver or amendment would adversely affect the economic or other rights or interests of MCC and MCC’s stockholders under the Amended MDLY Merger Agreement in any material respect. Conversely, waiver or amendment of the Amended MCC Merger Agreement requires the consent of the Company to the extent such waiver or amendment would adversely affect the economic or other rights or interests of the Company and its stockholders under the Amended MCC Merger Agreement in any material respect.

Certain persons related to us have interests in the Mergers that differ from the interests of our stockholders.

Certain of our directors and executive officers have financial interests in the Mergers that are different from, or in addition to, the interests of our stockholders. The Company’s special committee, comprised solely of the independent directors of the Company's Board of Directors, and, acting on the recommendation of the Company’s special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the Amended MDLY Merger Agreement, including the MDLY Merger, and in recommending to our stockholders to approve the adoption of the Amended MDLY Merger Agreement.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the Combined Company following completion of the Mergers or the Sierra/MDLY Company if only the MDLY Merger is completed. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, each of the Amended MDLY Merger Agreement and the Amended MCC Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

The shares of Sierra’s common stock to be received by our stockholders as a result of the MDLY Merger will have different rights associated with them than shares of our common stock currently held by them.

The rights associated with our common stock are different from the rights associated with Sierra’s common stock following the Mergers or the MDLY Merger, as applicable.

The MDLY Merger and the MCC Merger are conditioned on the Company, Sierra, MCC and certain of its affiliates receiving exemptive relief from the SEC.

The MDLY Merger and the MCC Merger are conditioned on the Company, Sierra, MCC, and certain of their affiliates, as applicable, receiving exemptive relief from the SEC from: (i) Sections 17(d) and 57(a)(1), (2), and (4) of the 1940 Act and Rule 17d-1 thereunder because the Mergers would involve a joint arrangement among two affiliated BDCs and their investment advisers and (ii) Sections 12(d)(3) and 60 of the 1940 Act because, in connection with the MDLY Merger, the Company, a registered investment adviser, will be become a wholly owned subsidiary of the Combined Company or the Sierra/MDLY Company, as applicable. In addition, Sierra and certain of its affiliates are requesting exemptive relief from the SEC from Sections 23(a), 23(b), 23(c), and 63 and pursuant to Section 61(a)(3)(B) and Sections 57(a)(4) and 57(i) of the 1940 Act and Rule 17d-1 thereunder that would permit the Combined Company or the Sierra/MDLY Company, as applicable, to grant stock options, restricted stock, and restricted stock units in exchange for and in recognition of services by its directors, executive officers and employees. There can be no assurance if or when the Company, Sierra and MCC will receive the exemptive relief.
Our stockholders could be subject to significant U.S. federal income tax liabilities as a result of the MDLY Merger being a taxable transaction for U.S. federal income tax purposes and our stockholders may not receive cash sufficient to pay any tax.
The Company and Sierra anticipate that the MDLY Merger will be a taxable transaction. The parties have not requested, and it is not a condition of the MDLY Merger for the parties to receive, a tax opinion with respect to the MDLY Merger. Our stockholders could be subject to certain U.S. federal income tax consequences and, among others, the MDLY Merger will result in the recognition of gain or loss to our stockholders in the amount equal to the difference between their tax basis in their shares of our Class A common stock and the value of the MDLY Merger consideration for U.S. federal income tax purposes. Because our stockholders will receive only a portion of the MDLY Merger consideration in the form of cash, our stockholders may need to sell Sierra’s common stock received in the MDLY Merger, or use cash from other sources, to pay any tax obligations resulting from the MDLY Merger in excess of the cash received as part of the MDLY Merger consideration. Our stockholders will receive a new tax basis in the shares of Sierra’s common stock they receive (initially equal to the value of such shares at the time of the MDLY Merger) for calculation of gain or loss upon their ultimate disposition and would start a new holding period for such shares.
The U.S. federal income tax consequences to our stockholders as a result of the MDLY Merger is complex. Our stockholders are urged to consult their tax advisors regarding the U.S. federal income tax consequences that may be applicable to them as a result of the MDLY Merger.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. A trial has been set for May 19, 2020.
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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operate to release the claims asserted in the New York Actions. The attorneys for the plaintiffs in New York Action have informed the Court that they reserve the right to seek an award of attorneys' fees on account of their purported contributions to the settlement of the Delaware Action, which the defendants reserve the right to oppose.
On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware (the "Delaware Court of Chancery") by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC (“MCC Advisors”), Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC's stockholders in connection with the “MCC Merger”, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC's stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.
The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC's stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate this information.
On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of

Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC's stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.
On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the "Settlement"). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the amended MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. . The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.
The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the mergers; and

b.	the amount calculated by solving for A in the following formula:
Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]
Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS
Where:
ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P	shall equal 0.26
The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent

(the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.
On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.
On March 1, 2019, Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, MMC, the Company, as well as Brook Taube, and Seth Taube, individually. The action is captioned in Marilyn S. Adler v. Medley Capital LLC et al. (Supreme Court of New York, March 2019). In her complaint, Ms. Adler alleged that she was due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims were for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company denied the allegation and asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the Company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract.
After Medley filed its counterclaims, on February 7, 2020, the parties reached a settlement, exchanged mutual releases and dismissed the Adler litigation with prejudice.  Medley did not make any payment to or for the benefit of Adler whatsoever in connection with the settlement. In connection with the settlement, Medley released Adler from certain obligations under a Confidentiality, Non-Interference, and Invention Assignment Agreement between Adler and Medley and Adler paid Medley an undisclosed amount.
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

Item 3A.     Executive Officers of the Registrant
Medley Management Inc. (the “Manager”) is the managing member of Medley LLC. The Manager was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. The Manager's day-to-day operations are conducted by the officers of the Company.
The following table sets forth certain information about our executive officers as of March 20, 2020.

Name	Age	Position
Brook Taube	50	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	50	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Richard T. Allorto, Jr.	48	Chief Financial Officer
John D. Fredericks	56	General Counsel and Secretary
Brook Taube, 50, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Medley Capital Corporation since 2011, has served on the Board of Directors of Sierra Income Corporation since its inception in 2012 and the Board of Trustees of Sierra Total Return Fund since its inception in 2016. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.
Seth Taube, 50, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation since its inception in 2012, Chief Executive Officer and Chairman of the Board of Trustees of Sierra Total Return Fund since its inception in 2016 and on the Board of Directors of Medley Capital Corporation since its inception in 2011. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.
Richard T. Allorto, Jr., 48, has served as our Chief Financial Officer since July 2010. Mr. Allorto has also served as the Chief Financial Officer and Secretary of Medley Capital Corporation and Sierra Income Corporation. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.
John D. Fredericks, 56, has served as our General Counsel since June 2013. Mr. Fredericks has also served as the Chief Compliance Officer of Medley Capital Corporation and Sierra Income Corporation since February 2014 and as the Chief Compliance Officer of Sierra Total Return Fund since 2016. Prior to joining Medley, Mr. Fredericks was a partner with Winston & Strawn, LLP from February 2003 to May 2013, where he was a member of the firm’s restructuring and insolvency and corporate lending groups. Before joining Winston & Strawn, LLP, from 2000 to 2003, Mr. Fredericks was a partner with Murphy Sheneman Julian & Rogers and, from 1993 to 2000, an associate at Murphy, Weir & Butler. Mr. Fredericks was admitted to the California State Bar in 1993. Mr. Fredericks received a B.A. from the University of California Santa Cruz and a J.D. from University of San Francisco.
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

The number of holders of record of our Class A stock as of March 20, 2020 was 6. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. There is no publicly traded market for our Class B common stock, which is held by Medley Group, LLC.

Dividend Policy

During 2019, we paid a quarterly dividend of $0.03 per share to holders of our Class A common stock on May 3, 2019. There were no further dividend payments during fiscal year 2019. During fiscal year 2018, we paid quarterly dividends of $0.20 per share to holders of our Class A common stock on March 7, 2018, June 1, 2018, September 6, 2018 and December 12, 2018.

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

Because Medley Management Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed to holders of our Class A common stock, if any, would be expected to be less than any amounts distributed by Medley LLC to its members on a per LLC Unit basis.

Medley LLC's historical distributions include compensatory payments and other benefits paid to our senior professionals who are members of Medley LLC, which have historically been accounted for as distributions on the equity held by such senior professionals rather than as employee compensation. Following our IPO, guaranteed payments and other benefits paid to our senior professionals who are members of Medley LLC are accounted for as employee compensation. For the years ended December 31, 2019, 2018 and 2017, Medley LLC made distributions to our pre-IPO owners in the amount of $0.7 million, $20.5 million and $23.2 million, respectively.

Stock Performance Graph

The following graph compares the cumulative stockholder return from September 24, 2014, the date our Class A common stock began trading on the NYSE, through December 31, 2019, with that of the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index. The graph assumes that the value of the investment in our Class A common stock and each index was $100 on September 24, 2014 and that all dividends and other distributions were reinvested.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data
The following selected consolidated financial data presents selected data on the financial condition and results of operations of Medley Management Inc. Medley LLC is considered the predecessor of Medley Management Inc. for accounting purposes, and its consolidated financial statements are the historical financial statements of Medley Management Inc. This financial data should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes thereto included in this Form 10-K.
We derived the following selected consolidated financial data of Medley Management Inc. as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected financial condition data as of December 31, 2017 were derived from our audited consolidated financial statements not included in this Form 10-K.
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

Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Statement of Operations Data:
Revenues(1)(2)
Management fees	$39,473	$47,085	$58,104	$65,496	$75,675
Performance fees	—	—	(1,974)	2,443	(3,055)
Other revenues and fees	9,703	10,503	9,201	8,111	7,436
Investment income (loss):
Carried Interest	819	142	230	(22)	(12,630)
Other investment loss	(1,154)	(1,221)	(528)	(87)	(833)
Total revenues	48,841	56,509	65,033	75,941	66,593

Expenses
Compensation and benefits(3)	28,925	31,666	26,558	27,481	18,719
General, administrative and other expenses	17,186	19,366	13,045	28,540	16,836
Total expenses	46,111	51,032	39,603	56,021	35,555

Other income (expense)
Dividend income	1,119	4,311	4,327	1,304	886
Interest expense	(11,497)	(10,806)	(11,855)	(9,226)	(8,469)
Other (expenses) income, net	(4,412)	(20,250)	1,363	(983)	(808)
Total other income (expense), net	(14,790)	(26,745)	(6,165)	(8,905)	(8,391)
(Loss) income before income taxes	(12,060)	(21,268)	19,265	11,015	22,647
Provision for income taxes	4,710	258	1,956	1,063	2,015
Net (loss) income	(16,770)	(21,526)	17,309	9,952	20,632
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,696)	(11,083)	6,718	2,549	(885)
Net (loss) income attributable to non-controlling interests in Medley LLC	(9,695)	(8,011)	9,664	6,406	18,406
Net (loss) income attributable to Medley Management Inc.	$(3,379)	$(2,432)	$927	$997	$3,111

Per share data:
Dividends declared per Class A common stock	$0.03	$0.80	$0.80	$0.80	$0.60
Net (loss) income per Class A common stock - Basic and Diluted	$(0.60)	$(0.65)	$0.07	$0.02	$0.46
Weighted average shares outstanding - Basic and Diluted	5,878,211	5,579,628	5,553,026	5,804,042	6,002,422

	As of December 31,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Balance Sheet Data:
Assets
Cash and cash equivalents	$10,558	$17,219	$36,327	$49,666	$71,688
Restricted cash equivalents	—	—	—	4,897	—
Investments, at fair value	13,287	36,425	56,632	31,904	16,360
Management fees receivable	8,104	10,274	14,714	12,630	16,172
Performance fees receivable	—	—	2,987	4,961	2,518
Right-of-use assets under operating leases(4)	6,564	—	—	—	—
Other assets	10,283	14,298	17,262	18,311	13,015
Total assets	$48,796	$78,216	$127,922	$122,369	$119,753

Liabilities and Equity
Senior unsecured debt	$118,382	$117,618	$116,892	$49,793	$—
Loans payable	10,000	9,892	9,233	52,178	100,871
Due to former minority interest holder	8,145	11,402	—	—	—
Operating lease liabilities	8,267	—	—	—	—
Accounts payable, accrued expenses and other liabilities	22,835	26,739	25,130	37,255	36,569
Total liabilities	167,629	165,651	151,255	139,226	137,440

Redeemable Non-controlling Interests	(748)	23,186	53,741	30,805	—

Equity
Total stockholders' deficit, Medley Management Inc.	(9,119)	(12,032)	(7,971)	(1,853)	(39)
Non-controlling interests in consolidated subsidiaries	(391)	(747)	(1,702)	(1,717)	(459)
Non-controlling interests in Medley LLC	(108,575)	(97,842)	(67,401)	(44,092)	(17,189)
Total (deficit) equity	(118,085)	(110,621)	(77,074)	(47,662)	(17,687)
Total liabilities, redeemable non-controlling interests and equity	$48,796	$78,216	$127,922	$122,369	$119,753

(1).
On January 1, 2018, we adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606), and related amendments, which provide guidance for recognizing revenue from contracts with customers. We adopted ASU 2014-9 on a modified retrospective basis, and, as such, revenues presented prior to 2018 have not been adjusted to reflect the new revenue recognition guidance.

(2).
Upon adoption of ASU 2014-9, performance allocations that represent a performance-based capital allocation from fund limited partners to us (commonly known as “carried interest”) are accounted for as earnings from financial assets within the scope of ASC 323, Investments - Equity Method and Joint Ventures, and therefore are not in the scope of ASU 2014-9. We applied this change in accounting principle on a full retrospective basis, which resulted in a reclassification of amounts previously reported as performance fees to carried interest, a component of investment income (loss) in our consolidated statements of operations. Contractual fees which do not represent a capital allocation of income to the general partner or investment manager that are earned based on the performance of certain funds, typically, the Company’s separately managed accounts are not within the scope of ASC 321 and are accounted for under ASU 2014-9 and are included in performance fees on our consolidated statements of operations.

(3).
Performance fee compensation reported in the prior period has been reclassified to compensation and benefits to conform to the current period presentation in the consolidated statements of operations. This reclassification had no effect on the reported results of operations. The amount of performance fee compensation included in compensation and benefits for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 were $0, $0.5 million, ($0.9) million, ($0.3) million and ($8.0) million, respectively.

(4).
On January 1, 2019, we adopted ASU 2016-2, Leases (Topic 842), and related amendments, which requires lessees to recognize all leases with an expected term of twelve months, as defined in the standard, on the balance sheet by recording right-of-use assets and operating lease liabilities. We adopted ASU 2016-2 on a modified retrospective basis, and, as such, total assets and total liabilities prior to 2019 have not been adjusted to reflect the new lease recognition guidance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 included in this Form 10-K.

Overview
We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise provides capital to the middle market in the U.S. Over the past 18 years, we have provided capital to over 400 companies across 35 industries in North America.
We manage three permanent capital vehicles, two of which are BDCs and one interval fund, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.5 billion as of December 31, 2019.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.6 billion as of December 31, 2019.
As of December 31, 2019, we had $4.1 billion of AUM, $1.5 billion in permanent capital vehicles and $2.6 billion in long-dated private funds and SMAs. Our AUM as of December 31, 2019 declined by 13% year-over-year which was driven primarily by: (i) the termination of MCC's revolver commitment with ING, (ii) MCC's repayment of debt, (iii) distributions and (iv) changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2019 was 17% and our compounded annual Fee Earning AUM growth rate was 10%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of December 31, 2019, we had $2.1 billion of Fee Earning AUM which consisted of $1.4 billion in permanent capital vehicles and $0.8 billion in long-dated private funds and SMAs. Typically, the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles and certain of our long-dated private funds. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are typically calculated based upon net investment income, subject to a hurdle rate, and are paid quarterly in cash.
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
For the year ended December 31, 2019, 82% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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
The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of March 20, 2020:

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

(2)
If our pre-IPO owners exchanged all of their vested and unvested LLC Units for shares of Class A common stock, they would hold 80.8% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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

Agreements and Plans of Merger
On August 9, 2018, the Company entered into the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among the Company, Sierra and Sierra Management, Inc., a wholly owned subsidiary of Sierra ("Merger Sub"), pursuant to which the Company would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In the MDLY Merger, each share of our Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of our Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, our stockholders would have the right to receive certain dividends and/or other payments. Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation (“MCC”) and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of Sierra’s common stock.
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of our Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of our Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a holder of LLC Units), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of our Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of LLC Units will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the NAV of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries), will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. MCC and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement (as described below), the defendant parties to the Settlement (other than the Company) shall, among other things, deposit or cause to be deposited the Settlement shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of Sierra (the "Combined Company"), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.
The Mergers are subject to approval by the stockholders of the Company, Sierra, and MCC, regulators, including the SEC, court approval of the Settlement, other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MDLY Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.
Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.
On February 11, 2019, a purported stockholder class action related to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, "FrontFour"), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.
The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the "Decision") on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.
On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:
Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]
Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS
Where:
ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P	shall equal 0.26
The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $4.6 million and $3.8 million for the years ending December 31, 2019 and 2018, respectively. There were no transaction expenses related to the MDLY Merger during the year ended December 2017.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the year ended December 31, 2019, the domestic economy slowed slightly compared to the comparative periods in the previous year, while LIBOR rates decreased. Across the lending spectrum, year over year loan issuances decreased, driven primarily by reduced merger and acquisition activity offset in part by increased refinancing activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset, over time.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. For the year ended December 31, 2019, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which has been fully liquidated as of December 31, 2019. Prior to the receipt of this distribution during the fourth quarter of 2019, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2019 and 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. For each of the Co-Chief Executive Officers such maximums aggregated to $2.5 million for each of the years ending December 31, 2019, 2018 and 2017. During the years ending December 31, 2019, 2018 and 2017, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,449,973 vested and unvested LLC Units for 26,449,973 shares of Class A common stock at the beginning of each period presented.

Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 33.0% for each of the years 2019 and 2018, and 43.0% for 2017. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Years Ended December 31,
	2019	2018	2017

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(13,074)	$(10,443)	$10,591
Net (loss) income per Class A common stock	$(0.60)	$(0.65)	$0.07
Net Income Margin (1)	(26.8)%	(18.5)%	16.3%
Weighted Average Shares - Basic and Diluted	5,878,211	5,579,628	5,553,026

Non-GAAP Data:
Core Net (Loss) Income	$(6,652)	$4,058	$15,090
Core EBITDA	$10,945	$17,420	$29,226
Core Net (Loss) Income Per Share	$(0.03)	$0.12	$0.33
Core Net Income Margin	(1.7)%	7.0%	15.4%
Pro-Forma Weighted Average Shares Outstanding	33,603,488	31,695,208	30,851,882

Other Data (at period end, in millions):
AUM	$4,122	$4,712	$5,198
Fee Earning AUM	$2,138	$2,785	$3,158

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The below table provides the roll forward of AUM from December 31, 2016 to December 31, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	(7)	254	247
Capital reduction (2)	(44)	—	(44)
Distributions (3)	(100)	(175)	(275)
Change in fund value (4)	(39)	(26)	(65)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(210)	116	(94)
Distributions (2)	(107)	(144)	(251)
Change in fund value (3)	(103)	(38)	(141)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%
Commitments (1)	(48)	6	(42)
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(67)	(173)	(240)
Change in fund value (4)	(119)	(54)	(173)
Ending balance, December 31, 2019	$1,548	$2,574	$4,122	38%	62%

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
AUM decreased by $590.0 million to $4.1 billion as of December 31, 2019 compared to December 31, 2018. Our permanent capital vehicles decreased AUM by $369.0 million as of December 31, 2019 and our long-dated private funds and SMAs decreased AUM by $221.0 million as of December 31, 2019 in each case as compared with December 31, 2018.
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
Components of Fee Earning AUM

	As of December 31,
	2019	2018

	(in millions)
Fee earning AUM based on gross asset value	$1,361	$1,743
Fee earning AUM based on invested capital, NAV or capital commitments	777	1,042
Total fee earning AUM	$2,138	$2,785
As of December 31, 2019, fee earning AUM based on gross asset value decreased by $382.0 million, compared to December 31, 2018. The decrease was primarily due to capital reductions resulting from debt repayments, distributions and changes in fund value.
As of December 31, 2019, fee earning AUM based on invested capital, NAV or capital commitments decreased by $265.0 million compared to December 31, 2018. The decrease was primarily due to the return of portfolio investment capital to the respective fund.
The table below presents the roll forward of fee earning AUM from December 31, 2016 to December 31, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	22	308	330
Distributions (3)	(100)	(178)	(278)
Change in fund value (4)	(39)	(45)	(84)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(137)	237	100
Distributions (2)	(107)	(159)	(266)
Change in fund value (3)	(103)	(104)	(207)
Ending balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%
Commitments (1)	(66)	113	47
Capital reduction(2)	(135)	—	(135)
Distributions (3)	(67)	(293)	(360)
Change in fund value (4)	(114)	(85)	(199)
Ending balance, December 31, 2019	$1,361	$777	$2,138	64%	36%

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
Total fee earning AUM decreased by $647.0 million, or 23%, to $2.1 billion as of December 31, 2019 compared to December 31, 2018, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.
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
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 428 investments and have invested a total of $2.5 billion. As of December 31, 2019, fee earning AUM was $928 million. The performance for SIC as of December 31, 2019 is summarized below:

Annualized Net Total Return(1)	3.0%
Annualized Realized Losses on Invested Capital	1.3%
Average Recovery(3)	57.0%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 249 investments and have invested a total of $2.2 billion. As of December 31, 2019, fee earning AUM was $432 million. The performance for MCC as of December 31, 2019 is summarized below:

Annualized Net Total Return(2)	(2.2)%
Annualized Realized Losses on Invested Capital	3.1%
Average Recovery(3)	37.3%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $978 million. As of December 31, 2019, fee earning AUM was $139 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	6.3%
Net Investor Internal Rate of Return(5):	2.4%
Annualized Realized Losses on Invested Capital:	3.2%
Average Recovery(3):	38.2%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 50 investments and have invested a total of $211 million. As of December 31, 2019, fee earning AUM was $77 million. The performance for MOF III as of December 31, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.9%
Net Investor Internal Rate of Return(5):	5.9%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 234 investments and have invested a total of $1.3 billion. As of December 31, 2019, fee earning AUM in our SMAs was $446 million. The aggregate performance of our SMAs as of December 31, 2019 is summarized below:

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
The performance of Aspect, Aspect-B, MCOF, STRF and MOF III Offshore as of December 31, 2019 is not meaningful given the funds' limited capital invested to date.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2019. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017. The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Years Ended December 31,
	2019	2018	2017

	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $176, $0 and $4,874 for the years ending 2019, 2018 and 2017, respectively)	$39,473	$47,085	$58,104
Performance fees	—	—	(1,974)
Other revenues and fees	9,703	10,503	9,201
Investment income:
Carried interest	819	142	230
Other investment loss, net	(1,154)	(1,221)	(528)
Total Revenues	48,841	56,509	65,033

Expenses
Compensation and benefits	28,925	31,666	26,558
General, administrative and other expenses	17,186	19,366	13,045
Total Expenses	46,111	51,032	39,603

Other Income (Expense)
Dividend income	1,119	4,311	4,327
Interest expense	(11,497)	(10,806)	(11,855)
Other (expenses) income, net	(4,412)	(20,250)	1,363
Total Other Income (Expenses), Net	(14,790)	(26,745)	(6,165)
(Loss) income before income taxes	(12,060)	(21,268)	19,265
Provision for income taxes	4,710	258	1,956
Net (Loss) Income	(16,770)	(21,526)	17,309
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,696)	(11,083)	6,718
Net (loss) income attributable to non-controlling interests in Medley LLC	(9,695)	(8,011)	9,664
Net (Loss) Income Attributable to Medley Management Inc.	$(3,379)	$(2,432)	$927

Other data (at period end, in millions):
AUM	$4,122	$4,712	$5,198
Fee earning AUM	$2,138	$2,785	$3,158

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Management Fees. Total management fees decreased by $7.6 million, or 16%, to $39.5 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

•
Our management fees from permanent capital vehicles decreased by $5.3 million, or 16%, during the year ended December 31, 2019 as compared 2018. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations.

•
Our management fees from long-dated private funds and SMAs decreased by $2.3 million, or 16%, during the year ended December 31, 2019 as compared to 2018. The decrease was due primarily to lower base management fees from MOF II and MOF III as a result of a decrease in fee earning assets under management driven by investment realizations and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.8 million, or 8%, to $9.7 million during the year ended December 31, 2019 as compared to 2018. The decrease was due primarily to lower reimbursable expenses and transaction fees from closed deals, offset by a $0.3 million increase in consulting fees for providing non-advisory services to one of our private long-dated funds.
Investment Income. Investment income increased by approximately $0.7 million to a net investment loss of $0.3 million during the year ended December 31, 2019 compared to a net investment loss of $1.1 million during the year ended December 31, 2018. The increase was due primarily to an increase in carried interest earned during 2019 as compared to 2018.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $2.7 million, or 9%, to $28.9 million for the year ended December 31, 2019 as compared to 2018. The decrease was due primarily to a 9% decrease in average employee headcount in 2019 as compared to 2018.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.2 million, or 11%, to $17.2 million during the year ended December 31, 2019 compared to the same period in 2018. The decrease was due primarily to a $1.0 million decrease in expenses associated with our consolidated fund, STRF, and a $0.7 million decrease in professional fees. The reduction in expenses associated with STRF is primarily attributed to the amortization of its deferred offering costs in 2018 as well as reductions in fund accounting and administration expenses. The reduction in professional fees is primarily driven by the timing and nature of services being provided in connection with our pending merger with Sierra.
Other Income (Expense)
Dividend Income. Dividend income decreased by $3.2 million to $1.1 million during the year ended December 31, 2019 compared to 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense increased by $0.7 million, or 6%, to $11.5 million during the year ended December 31, 2019 compared to 2018. The increase was due primarily to an interest expense associated with our former minority interest holder liability, which was entered into on December 31, 2018.
Other Income (Expenses), net. Other expenses decreased by $15.8 million to $4.4 million during the year ended December 31, 2019 compared to the same period in 2018. The decrease was attributed primarily to a decline in unrealized losses on our investment in shares of MCC. During the year ended December 31, 2019 we recorded unrealized losses of $4.1 million compared to $19.9 million in 2018. All of the $4.1 million in unrealized losses during the year ended December 31, 2019 and $16.3 million of the $19.9 million in unrealized losses during 2018 were allocated to redeemable non-controlling interests in consolidated subsidiaries which did not have any impact on the net income (loss) attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 39.1% and (1.2)% for the year ended December 31, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period.
The variance in our effective tax rate from 2018 is due primarily to the establishment of a full valuation allowance against our deferred tax assets as of December 31, 2019. Due to the uncertain nature of the ultimate realization of its deferred tax assets, we established a valuation allowance, against the benefits of its deferred tax assets and will recognize these benefits only as reassessment demonstrates they are realizable. Ultimate realization is dependent upon several factors, among which is future earnings and reversing temporary differences. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of our income tax expense.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $7.4 million to $3.7 million for the year ended December 31, 2019 as compared to 2018. The decrease was due primarily to the allocation of unrealized losses and dividend income on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Net income (loss) attributable to Medley Management Inc.	$(3,379)	$(2,432)	$927
Net income (loss) attributable to non-controlling interests in Medley LLC	(9,695)	(8,011)	9,664
Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(13,074)	$(10,443)	$10,591
Reimbursable fund startup expenses	289	1,483	1,510
IPO date award stock-based compensation	777	1,446	461
Expenses associated with strategic initiatives	4,556	4,833	737
Other non-core items:
Unrealized (gains) losses on shares of MCC	(70)	3,543	—
Severance expense	1,558	2,730	1,184
Acceleration of debt issuance costs (1)	—	—	1,150
Other (2)	—	1,967	20
Income tax expense on adjustments	(688)	(1,501)	(563)
Core Net Income (Loss)	$(6,652)	$4,058	$15,090
Interest expense	11,497	10,806	10,705
Income taxes	5,398	1,760	2,519
Depreciation and amortization	702	796	912
Core EBITDA	$10,945	$17,420	$29,226

Core Net Income (Loss) Per Share	$(0.03)	$0.12	$0.33

Pro-Forma Weighted Average Shares Outstanding (3)	33,603,488	31,695,208	30,851,882

(1)
For the year ended December 31, 2017, this amount related to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)
For the year ended December 31, 2018, other items consist primarily of expenses related to the consolidation of our business activities to our New York office. For the year ended December 31, 2017, other items consist of less than $0.1 million of expenses related to other expenses.

(3)
The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,449,973 vested and unvested LLC Units for 26,449,973 shares of Class A common stock at the beginning of each period presented, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented. Refer to the chart below for the weighted average shares used to calculate Core Net Income Per Share for each of the periods presented in the table above.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands, except share and per share amounts)
Numerator
Core Net Income (Loss)	$(6,652)	$4,058	$15,090
Add: Income taxes	5,398	1,760	2,519
Pre-Tax Core Net Income (Loss)	$(1,254)	$5,818	$17,609

Denominator
Class A common stock	5,878,211	5,579,628	5,553,026
Conversion of LLC Units and restricted LLC Units to Class A common stock	25,623,372	24,060,861	23,607,744
Restricted stock units	2,101,905	2,054,719	1,691,112
Pro-Forma Weighted Average Shares Outstanding	33,603,488	31,695,208	30,851,882
Pre-Tax Core Net Income (Loss) Per Share	$(0.04)	$0.18	$0.57
Less: corporate income taxes per share (1)	0.01	(0.06)	(0.25)
Core Net Income (Loss) Per Share	$(0.03)	$0.12	$0.33

(1)
Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the years ending 2019 and 2018, and a combined effective corporate tax rate of 43.0% for the year ended December 31, 2017.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Years Ended December 31,
	2019	2018	2017
Net (Loss) Income Margin	(26.8)%	(18.5)%	16.3%
Reimbursable fund startup expenses (1)	0.6%	2.6%	2.3%
IPO date award stock-based compensation (1)	1.6%	2.6%	0.7%
Expenses associated with strategic initiatives (1)	9.3%	8.6%	1.1%
Other non-core items: (1)
Unrealized (gains) losses on shares of MCC	(0.1)%	6.3%	—%
Severance expense	3.2%	4.8%	1.8%
Acceleration of debt issuance costs	—%	—%	1.8%
Other	—%	3.5%	—%
Provision for income taxes (1)	9.6%	0.5%	3.0%
Corporate income taxes (2)	0.9%	(3.4)%	(11.6)%
Core Net Income Margin	(1.7)%	7.0%	15.4%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the years ending 2019 and 2018, and a combined effective corporate tax rate of 43.0% for the year ended December 31, 2017.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2019, we had $10.6 million in cash and cash equivalents.
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
As of December 31, 2019, the outstanding senior unsecured debt balance was $118.4 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.2 million.
See Note 8, "Senior Unsecured Debt", to our consolidated financial statements included in this Form 10-K for additional information on the 2026 and the 2024 Notes.
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
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on March 31, 2020.
See Note 9 "Loans Payable" to our consolidated financial statements included in this Form 10-K for additional information regarding the promissory notes.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands)
Statements of cash flows data
Net cash provided by operating activities	$2,145	$16,217	$12,563
Net cash provided by (used in) investing activities	93	(1,594)	(35,203)
Net cash (used in) provided by financing activities	(8,899)	(33,731)	4,404
Net decrease in cash and cash equivalents	$(6,661)	$(19,108)	$(18,236)
Operating Activities
Our net cash inflow from operating activities was $2.1 million during the year ended December 31, 2019. During the year ended December 31, 2019, net cash provided by operating activities was attributed to a net loss of $16.8 million, non-cash adjustments of $22.3 million and a net decrease in operating assets and liabilities of $3.4 million driven primarily by 2018 accrued bonuses of $6.5 million, which were paid out in 2019.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the year ended December 31, 2019, distributions received from our investment held at cost less impairment were $0.2 million.
Financing Activities
Our financing activities generally reflect cash used to pay dividends, make distributions to non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and make payments of tax withholdings related to net share settlement of restricted stock units. During the year ended December 31, 2019, cash used in financing activities consisted of (i) dividend payments of $0.2 million, (ii) distributions to non-controlling interests and redeemable non-controlling interests of $3.3 million, (iii) payments to a former minority interest holder of $4.4 million and (iv) payments of tax withholdings related to net share settlement of restricted stock units of $1.0 million. There was no cash provided by financing activities during the year ended December 31, 2019.
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
Carried Interest
Carried interest are performance-based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
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
Medley Management Inc., is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates, which are reflected in our unaudited condensed consolidated financial statements included in this Form 10-K. Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is included in our provision for income taxes.
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
See Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K for a discussion of our commitments and contingencies.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2019.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,846	$4,924	$1,822	$—	$9,592
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	3,500	6,125	—	—	9,625
Revenue share payable	1,177	1,139	—	—	2,316
Capital commitments to funds (4)	256	—	—	—	256
Total	$17,779	$12,188	$70,822	$53,595	$154,384

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 9, “Loans Payable,” to our consolidated financial statements included in this Form 10-K.

(3)
We have included all our obligations described in Note 8, “Senior Unsecured Debt,” to our consolidated financial statements included in this Form 10-K. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2019, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2019, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.9 million.
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

Recent Developments
On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB MED Investor I LLC and DEB MED Investor II LLC (the "Investors") that the Investors were exercising their put option rights under the Master Investment Agreement (the “Agreement”). In accordance with their obligations under the Agreement, on October 25, 2019 and October 28, 2019, (i) Seed Funding I distributed to the Investors all of its assets (including the 7,756,938 shares of Medley Capital Corporation), and (iii) Seed Funding III distributed to the Investors all of its assets (including its preferred interest in STRF Advisors LLC). By March 31, 2020, Seed Funding II expects to distribute to the Investors all of its remaining assets, (including approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund). These distributions of assets by Seed Funding I, Seed Funding II and Seed Funding III are not expected to have a net economic impact on our consolidated financial statements.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of December 31, 2019, we calculated approximately a $2.3 million increase in management fees for the year ended December 31, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of December 31, 2019, we calculated approximately a $3.0 million decrease in management fees for the year ended December 31, 2019.
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
We have not recognized any performance fees for the years ended December 31, 2019 and 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2019, we calculated no change in Part I and II incentive fees for the year ended December 31, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2019, we calculated no change in Part I and II incentive fees for the year ended December 31, 2019.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of December 31, 2019, we calculated approximately a $2.9 million increase in carried interest for the year ended December 31, 2019. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of December 31, 2019, we calculated approximately a $0.5 million decrease in carried interest for the year ended December 31, 2019.
Interest Rate Risk
As of December 31, 2019, we had $136.5 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-K. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Medley Management Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medley Management Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Method of Accounting
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update 2016-02, “Leases” as of January 1, 2019.

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

New York, New York
March 27, 2020

Medley Management Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
Assets
Cash and cash equivalents	$10,558	$17,219
Investments, at fair value	13,287	36,425
Management fees receivable	8,104	10,274
Right-of-use assets under operating leases	6,564	—
Other assets	10,283	14,298
Total Assets	$48,796	$78,216

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$118,382	$117,618
Loans payable, net	10,000	9,892
Due to former minority interest holder, net	8,145	11,402
Operating lease liabilities	8,267	—
Accounts payable, accrued expenses and other liabilities	22,835	26,739
Total Liabilities	167,629	165,651

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	(748)	23,186

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,209,831 and 5,701,008 issued and outstanding as of December 31, 2019 and 2018, respectively	62	57
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	13,779	7,529
Accumulated deficit	(22,960)	(19,618)
Total stockholders' deficit, Medley Management Inc.	(9,119)	(12,032)
Non-controlling interests in consolidated subsidiaries	(391)	(747)
Non-controlling interests in Medley LLC	(108,575)	(97,842)
Total deficit	(118,085)	(110,621)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$48,796	$78,216

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Management fees (includes Part I incentive fees of $176, $0 and $4,874 for the years ending 2019, 2018 and 2017, respectively)	$39,473	$47,085	$58,104
Performance fees	—	—	(1,974)
Other revenues and fees	9,703	10,503	9,201
Investment income:
Carried interest	819	142	230
Other investment loss, net	(1,154)	(1,221)	(528)
Total Revenues	48,841	56,509	65,033

Expenses
Compensation and benefits	28,925	31,666	26,558
General, administrative and other expenses	17,186	19,366	13,045
Total Expenses	46,111	51,032	39,603

Other Income (Expenses)
Dividend income	1,119	4,311	4,327
Interest expense	(11,497)	(10,806)	(11,855)
Other (expenses) income, net	(4,412)	(20,250)	1,363
Total other (expenses) income, net	(14,790)	(26,745)	(6,165)
(Loss) income before income taxes	(12,060)	(21,268)	19,265
Provision for income taxes	4,710	258	1,956
Net (Loss) Income	(16,770)	(21,526)	17,309
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,696)	(11,083)	6,718
Net (loss) income attributable to non-controlling interests in Medley LLC	(9,695)	(8,011)	9,664
Net (Loss) Income Attributable to Medley Management Inc.	$(3,379)	$(2,432)	$927
Dividends declared per share of Class A common stock	$0.03	$0.80	$0.80

Net (Loss) Income Per Share of Class A Common Stock:
Basic (Note 14)	$(0.60)	$(0.65)	$0.07
Diluted (Note 14)	$(0.60)	$(0.65)	$0.07
Weighted average shares outstanding - Basic and Diluted	5,878,211	5,579,628	5,553,026

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net (Loss) Income	$(16,770)	$(21,526)	$17,309
Other Comprehensive Income (Loss):
Change in fair value of available-for-sale securities (net of income tax benefit of $0.3 million for the year ended December 31, 2017)	—	—	(10,305)
Total Comprehensive (Loss) Income	(16,770)	(21,526)	7,004
Comprehensive (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,696)	(11,083)	6,690
Comprehensive (loss) income attributable to non-controlling interests in Medley LLC	(9,695)	(8,011)	721
Comprehensive Loss Attributable to Medley Management Inc.	$(3,379)	$(2,432)	$(407)

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2016	5,809,130	$58	100	$—	$3,310	$33	$(5,254)	$(1,717)	$(44,092)	$(47,662)
Cumulative effect of accounting change due to the adoption of ASU 2016-09, improvements to employee stock-based compensation	—	—	—	—	1,039	—	(120)	—	(801)	118
Net income	—	—	—	—	—	—	927	16	9,664	10,607
Change in fair value of available-for-sale securities, net of income tax benefit	—	—	—	—	—	(1,334)	—	—	(8,943)	(10,277)
Stock-based compensation	—	—	—	—	2,770	—	—	—	—	2,770
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	668	—	—	668
Issuance of Class A common stock related to vesting of restricted stock units, net of shares withheld for employee taxes	193,282	2	—	—	(715)	—	—	—	—	(713)
Repurchases of Class A common stock	(521,344)	(5)	—	—	(3,584)	—	—	—	—	(3,589)
Distributions	—	—	—	—	—	—	—	(1)	(23,229)	(23,230)
Balance at December 31, 2017	5,481,068	55	100	—	2,820	(1,301)	(9,545)	(1,702)	(67,401)	(77,074)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	—	—	—	—	(686)	—	(2,905)	(3,591)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	—	—	—	—	—	1,301	(1,301)	—	—	—
Net (loss) income	—	—	—	—	—	—	(2,432)	279	(8,011)	(10,164)
Stock-based compensation	—	—	—	—	5,404	—	—	—	—	5,404
Dividends on Class A common stock ($0.20 per share)	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	96	—	—	96
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	219,940	2	—	—	(695)	—	—	—	—	(693)
Distributions	—	—	—	—	—		—	—	(20,490)	(20,490)
Contributions	—	—	—	—	—	—	—	2	—	2
Issuance of non-controlling interest in consolidated subsidiaries at fair value	—	—	—	—	—	—	—	674	—	674
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 17)	—	—	—	—	—	—	—	—	965	965
Balance at December 31, 2018	5,701,008	57	100	—	7,529	—	(19,618)	(747)	(97,842)	(110,621)

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$—	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	—	(3,379)	579	(9,695)	(12,495)
Stock-based compensation	—	—	—	—	7,222	—	—	—	—	7,222
Dividends declared and paid on Class A common stock ($0.03 per share) and dividend equivalent payments made to holders of restricted stock units ($0.03 per restricted stock unit)	—	—	—	—	—	—	(238)	—	—	(238)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	343	—	—	343
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	508,823	5	—	—	(972)	—	—	—	—	(967)
Distributions	—	—	—	—	—	—	—	(223)	(734)	(957)
Recognition of deferred tax asset in connection with the acquisition of a minority interest holder's ownership interests in a consolidated subsidiary of Medley LLC (Note 15)	—	—	—	—	—	—	84	—	356	440
Fair value adjustment to redeemable non-controlling interest in Medley Seed Fund I LLC and Medley Seed Funding II LLC (Note 17)	—	—	—	—	—	—	(152)	—	(660)	(812)
Balance at December 31, 2019	6,209,831	$62	100	$—	$13,779	$—	$(22,960)	$(391)	$(108,575)	$(118,085)

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(16,770)	$(21,526)	$17,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7,222	5,404	2,770
Amortization of debt issuance costs	754	741	1,579
Accretion of debt discount	1,297	667	1,126
Provision for (benefit from) deferred taxes	4,557	(941)	424
Depreciation and amortization	702	1,076	911
Net change in unrealized depreciation on investments	5,287	20,900	554
Non-cash based performance fee compensation	—	619	—
Income from equity method investments	(482)	6	(274)
Impairment on investments held at cost	—	90	—
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	343	96	668
Non-cash lease costs	2,434	—	—
Other non-cash amounts	178	56	(13)
Changes in operating assets and liabilities:
Management fees receivable	2,170	4,440	(2,084)
Performance fees receivable	—	—	1,974
Distributions of income received from equity method investments	1,211	691	629
Purchase of investments	(706)	(1,861)	(2,005)
Sale of investments	1,111	1,920	—
Other assets	(239)	2,153	1,009
Operating lease liabilities	(2,725)	—	—
Accounts payable, accrued expenses and other liabilities	(4,199)	1,686	(12,014)
Net cash provided by operating activities	2,145	16,217	12,563
Cash flows from investing activities
Purchases of fixed assets	(126)	(56)	(73)
Distributions received from investment held at cost less impairment	222	—	—
Capital contributions to equity method investments	(3)	(1,538)	(322)
Distributions received from equity method investment	—	—	172
Purchases of investments	—	—	(34,980)
Net cash provided by (used in) investing activities	93	(1,594)	(35,203)
Cash flows from financing activities
Payments to former minority interest holder	(4,375)	(847)	—
Repayments of loans payable	—	—	(44,800)
Proceeds from issuance of senior unsecured debt	—	—	69,108
Capital contributions from non-controlling interests	—	2	23,000
Distributions to non-controlling interests and redeemable non-controlling interests	(3,319)	(26,443)	(29,968)
Debt issuance costs	—	—	(2,868)
Dividends paid	(238)	(5,750)	(5,766)
Repurchases of Class A common stock	—	—	(3,589)
Payments of tax withholdings related to net share settlement of restricted stock units	(967)	(693)	(713)
Net cash (used in) provided by financing activities	(8,899)	(33,731)	4,404
Net decrease in cash and cash equivalents	(6,661)	(19,108)	(18,236)
Cash and cash equivalents, beginning of period	17,219	36,327	54,563
Cash and cash equivalents, end of period	$10,558	$17,219	$36,327

See accompanying notes to consolidated financial statements

Medley Management Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplemental cash flow information
Interest paid	$9,446	$9,396	$8,664
Income taxes paid	143	955	933
Supplemental disclosure of non-cash operating, investing and financing activities
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$8,233	$—	$—
Recognition of operating lease liabilities arising from obtaining right-of-use assets under operating leases upon adoption of new leasing standard	10,229	—	—
Distribution of shares of MCC incurred in connection with the exercise of a put option right by a former minority interest holder (Notes 11 and 17)	(16,498)	—	—
Recognition of deferred tax asset in connection with the acquisition of a minority interest holder's ownership interests in a consolidated subsidiary of Medley LLC	440	—	—
Reclassification of redeemable non-controlling interest in Medley Seed Funding I LLC and Medley Seed Funding II LLC to accounts payable, accrued expenses and other liabilities, including fair value adjustment of $812 (Note 17)	(18,109)	—	—
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	(125)	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01	—	649	—
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02	—	207	—
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09	—	—	118
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 (Note 17)	—	(12,275)	—
Change in fair value of available-for-sale securities, net of income tax benefit	—	—	10,306

See accompanying notes to consolidated financial statements

Medley Management Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION
Medley Management Inc. (“MDLY”) is an alternative asset management firm offering yield solutions to retail and institutional investors. The Company's national direct origination franchise provides capital to the middle market in the United States of America. Medley Management Inc., through its consolidated subsidiary, Medley LLC, provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley Management Inc., Medley LLC and its consolidated subsidiaries (collectively “Medley” or the “Company”) is headquartered in New York City.
Medley's business is currently comprised of only one reportable segment, the investment management segment, and substantially all of the Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company conducts its investment management business in the U.S., where substantially all its revenues are generated.
Initial Public Offering of Medley Management Inc.
Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc. raised $100.4 million, net of underwriting discount, through the issuance of 6,000,000 shares of Class A common stock at an offering price to the public of $18.00 per share. Medley Management Inc. used the offering proceeds to purchase 6,000,000 newly issued LLC Units (as defined below) from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
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
Agreement and Plan of Merger
On August 9, 2018, the Company entered into the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among the Company, Sierra Income Corporation ("Sierra" or "SIC") and Sierra Management, Inc., a wholly owned subsidiary of Sierra ("Merger Sub"), pursuant to which the Company would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY stockholders would have the right to receive certain dividends and/or other payments. Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation (“MCC”)

Medley Management Inc.
Notes to Consolidated Financial Statements

and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of Sierra’s common stock.
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a holder of LLC Units), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of LLC Units will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the NAV of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries), will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. MCC and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement (as described below), the defendant parties to the Settlement (other than the Company) shall, among other things, deposit or cause to be deposited the Settlement shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger

Medley Management Inc.
Notes to Consolidated Financial Statements

Sub, as a successor to MDLY, would be a wholly owned subsidiary of Sierra (the "Combined Company"), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.
The Mergers are subject to approval by the stockholders of the Company, Sierra, and MCC, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MDLY Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.
Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.
On February 11, 2019, a purported stockholder class action related to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, "FrontFour"), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.
The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the "Decision") on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.
On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

Medley Management Inc.
Notes to Consolidated Financial Statements

a.
$100,000 for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:
Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]
Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent directors of Sierra on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS
Where:
ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P	shall equal 0.26
The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and consist primarily of professional fees. Such expenses amounted to $4.6 million and $3.8 million for the years ending December 31, 2019 and 2018, respectively. There were no transaction expenses related to the MDLY Merger during the year ended December 31, 2017.

Medley Management Inc.
Notes to Consolidated Financial Statements

Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior Period Presentation
Performance fee compensation reported in the prior period has been reclassified to compensation and benefits to conform to the current period presentation in the consolidated statements of operations. This reclassification had no effect on the reported results of operations.
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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of December 31, 2019, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC were 19.3% and 80.7%,

Medley Management Inc.
Notes to Consolidated Financial Statements

respectively, and as of December 31, 2018, were 18.9% and 81.1%, respectively. Net (loss) income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units and participating restricted LLC Units of Medley LLC owned by such non-managing members.
As of December 31, 2019, Medley LLC had seven subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of December 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.2 million and less than $0.1 million, respectively. As of December 31, 2018, Medley LLC had five majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1 LLC and Medley Avantor LLC. As of December 31, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $22.6 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of and since inception through December 31, 2019, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its consolidated financial statements.
The condensed balance sheet of STRF as of December 31, 2019 and 2018 is presented in the table below.

	As of December 31,
	2019	2018

Assets	(in thousands)
Cash and cash equivalents	$682	$274
Investments, at fair value	1,441	1,952
Other assets	29	248
Total assets	$2,152	$2,474
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$342	$330
Equity	1,810	2,144
Total liabilities and equity	$2,152	$2,474
As of December 31, 2019, the Company's consolidated balance sheet reflects the elimination of $0.2 million of other assets and $1.8 million of equity as a result of the consolidation of STRF. As of December 31, 2018, the Company's consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the year ended December 31, 2019, 2018, and 2017 this fund did not generate any significant income or losses from operations.
In October 2019, a former minority interest holder exercised its put option right on its interest in MSF I and MSF II, which will result in the majority of the STRF shares held by the Company to be transferred to that minority interest and the Company will no longer consolidate STRF in its consolidated financial statements. This share transfer is expected to take place by the end of the first quarter ending March 31, 2020 (Notes 11 and 17).
Non-Consolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed to be the primary beneficiary. The Company's interest in these entities is in the form of insignificant equity interests and fee arrangements. The

Medley Management Inc.
Notes to Consolidated Financial Statements

maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.
As of December 31, 2019, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $3.0 million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2018, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company’s maximum exposure to losses from these entities is $4.4 million.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management’s estimates are based on historical experience and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates also require management to exercise judgment in the process of applying the Company’s accounting policies. Significant estimates and assumptions by management affect the carrying value of investments, deferred tax assets, performance compensation payable and certain accrued liabilities. Actual results could differ from these estimates, and such differences could be material.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of December 31, 2019 and 2018. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.

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
The carrying amounts of equity method investments are reflected in Investments, at fair value on the Company's consolidated balance sheets. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Investments of Consolidated Fund
In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company's consolidated fund has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The consolidated fund weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus unamortized discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the consolidated fund’s board of trustees based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
Fixed Assets

Fixed assets consist primarily of furniture and fixtures, computer equipment, and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization. The Company calculates depreciation expense for furniture and fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other income (expense), net in the Company's consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs represent direct costs incurred in obtaining financing and are amortized over the term of the underlying debt using the effective interest method. Debt issuance costs associated with the Company’s revolving credit facility are presented

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Carried interest are performance-based fees that represent a capital allocation of income to the general partner or investment manager. Such fees are accounted for under ASC 323, Investments - Equity Method and Joint Ventures and, therefore, are not in the scope of ASC 606.
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
Performance Fees
Performance fees are contractual fees which do not represent a capital allocation of income to the general partner or investment manager that are earned based on the performance of certain funds, typically, the Company’s separately managed accounts. Performance fees are earned based on each fund's performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement.
Other Revenues and Fees
Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective underlying agreements. These fees are recognized as revenue in the period administrative services are rendered. Medley also acts as the administrative agent on certain deals for which Medley may earn loan administration fees and transaction fees. Medley may also earn consulting fees for providing non-advisory services related to its managed funds. These fees are recognized as revenue over the period the services are performed.
Investment Income (loss) - Carried Interest
Carried interest are performance-based fees that represent a capital allocation of income to the general partner or investment manager. Carried interest are allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents and are accounted for under the equity method of accounting. Accordingly, these performance fees are reflected as carried interest within investment income on the Company's consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on the Company's consolidated balance sheets.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the year ended December 31, 2019, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which has been fully liquidated as of December 31, 2019. Prior to the receipt of this distribution, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2019 and 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
For each of the years ended December 31, 2019, 2018 and 2017, the Company's reversal of previously recognized carried interest were not in excess of $0.1 million.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Recently Issued Accounting Pronouncements Adopted as of January 1, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase the transparency and comparability among organizations as it relates to lease assets and lease liabilities, by requiring lessees to recognize a right-of-use asset and lease liability for all leases with an expected term of more than 12 months. Effective January 1, 2019, the Company adopted this guidance using a modified retrospective approach, which was required for all leases that exist at or commence after the date of the initial application with an option to use certain practical expedients. The Company has elected to use these practical expedients, which allow the Company to treat lease and non-lease components of its leases as a single component, have the ability to use hindsight in determining the lease term and assessing impairment of right-of-use assets, not to reassess lease classification or whether an arrangement is or contains a lease and not to reassess its initial accounting for direct lease costs.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020 and its adoption is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU is effective for the Company on January 1, 2021 and will be adopted prospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. It addresses when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. This ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company adopted this ASU on January 1, 2020 and has applied this new ASU on a prospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
The guidance in this ASU clarifies and amends existing guidance. It is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. While the Company does not expect the adoption of ASU 2019-12 to have a material effect on its business, it is evaluating the potential impact that ASU 2019-12 may have on its financial position, results of operations and cash flows.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
With respect to performance fees based on the economic performance of its SMAs, significant judgment is required when determining recognition of revenues. Such judgments include:

•	whether the fund is near final liquidation

•	whether the fair value of the remaining assets in the fund is significantly in excess of the threshold at which the Company would earn an incentive fee

•	the probability of significant fluctuations in the fair value of the remaining assets

•	whether the SMA’s remaining investments are under contract for sale with contractual purchase prices that would result in no clawback and it is highly likely that the contracts will be consummated
As such, the Company will consider the above factors at each reporting period to determine whether there is an amount of the SMA performance fees which should be recognized as revenue because it is probable that there will not be a significant future revenue reversal, hence, the “constraint” on the performance fees has been lifted.

Medley Management Inc.
Notes to Consolidated Financial Statements

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
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the years ended December 31, 2019 and 2018:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the year ended December 31, 2019	(in thousands)
Management fees	$27,208	$6,641	$5,624	$—	$39,473
Other revenues and fees	6,325	—	—	3,378	9,703
Total revenues from contracts with customers	$33,533	$6,641	$5,624	$3,378	$49,176

For the year ended December 31, 2018
Management fees	$32,471	$8,122	$6,492	$—	$47,085
Other revenues and fees	6,895	—	—	3,608	10,503
Total revenues from contracts with customers	$39,366	$8,122	$6,492	$3,608	$57,588
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets and amounted to $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.7 million for each of the years then ended, and received cash deposits of $0.5 million and $0.8 million, respectively.
The Company did not have any contract assets as of December 31, 2019 or 2018.
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

Medley Management Inc.
Notes to Consolidated Financial Statements

4. INVESTMENTS
Investments consist of the following:

	As of December 31,
	2019	2018

	(in thousands)
Equity method investments, at fair value	$11,650	$13,422
Investment in shares of MCC, at fair value	—	20,633
Investment held at cost less impairment	196	418
Investments of consolidated fund	1,441	1,952
Total investments, at fair value	$13,287	$36,425
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment in Sierra Income Corporation (“SIC” or “Sierra”), a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other investment loss, net on the Company's consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2019, 2018 and 2017.
The Company's equity method investment in shares of Sierra were $6.4 million and $7.4 million as of December 31, 2019 and 2018, respectively. The remaining balance as of December 31, 2019 and 2018 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of December 31, 2019 and 2018, the balance due to the Company for such performance fees was $0.9 million and $0.4 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
Investments in shares of MCC were carried at fair value based upon the quoted market price on the exchange on which the shares are traded. As of December 31, 2018 and 2017, the Company held 7,756,938 shares of MCC. In October 2019, all of the shares were distributed to a former minority interest holder of the entity in which the shares were held as a result of the exercise of the former minority interest holder's put option right (Notes 11 and 17).
During the years ended December 31, 2019 and 2018, the Company recognized unrealized losses of $4.1 million and $19.9 million, respectively, which are included as a component of other income (expenses), net on the Company’s consolidated statements of operations.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the year ended December 31, 2017, the Company recorded unrealized losses of $11.1 million, respectively, as a component of other comprehensive income.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was $0.2 million and $0.4 million as of December 31, 2019 and 2018, respectively. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined. There were no impairment losses

Medley Management Inc.
Notes to Consolidated Financial Statements

recorded during the years ended December 31, 2019 and 2017. During the year ended December 31, 2018, the Company recorded a $0.1 million impairment loss on its investment in CK Pearl, which is included as a component of other income (expense), net on the consolidated statements of operations.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of December 31, 2019, investments held by the Company's consolidated fund consisted of $0.2 million of equity investments and $1.3 million of senior secured loans. As of December 31, 2018, investments of the consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5, Fair Value Measurements, for additional information.
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

The following table provides summarized balance sheet information for the Company's equity method investees, as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018

Balance Sheet Data	(in thousands)
Investments, at fair value	$1,020,709	$1,417,176
Cash	255,738	97,889
Other assets	37,139	57,677
Total assets	$1,313,586	$1,572,742

Debt	$338,988	$367,424
Other liabilities	13,775	20,686
Total liabilities	352,763	388,110

Net assets	$960,823	$1,184,632

The following table provides summarized income statement information for the Company's equity method investees, for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017

Summary of Operations	(in thousands)
Total revenues	$110,877	$142,431	$162,386
Total expenses	59,684	64,339	64,517
Net realized and unrealized gain/(loss) on investments	(104,228)	(131,554)	(89,508)
Net income (loss)	$(53,035)	$(53,462)	$8,361

Medley Management Inc.
Notes to Consolidated Financial Statements

5. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in these consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

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

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities measured at fair value:

	As of December 31, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$110	$—	$1,331	$1,441
Total Assets	$110	$—	$1,331	$1,441
Liabilities
Due to DB Med Investors (Note 11)	$—	$—	$1,750	$1,750
Total Liabilities	$—	$—	$1,750	$1,750

	As of December 31, 2018
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$258	$—	$1,694	$1,952
Investment in shares of MCC	20,633	—	—	20,633
Total Assets	$20,891	$—	$1,694	$22,585
Included in investments of consolidated fund as of December 31, 2019 are Level I assets of $0.1 million in equity investments and Level III assets of $1.3 million, which consists of senior secured loans and equity investments. Included in investments of

Medley Management Inc.
Notes to Consolidated Financial Statements

consolidated fund as of December 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the years ended December 31, 2019, 2018 and 2017.
The following is a summary of changes in fair value of the Company's financial assets and liabilities that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of December 31, 2019
	Balance at December 31, 2018	Purchases	Transfers In or (Out) of Level III	Realized and Unrealized Depreciation	Sale of Level III Assets	Balance at December 31, 2019

	(in thousands)
Investments of consolidated fund	$1,694	539	—	(125)	(777)	$1,331

	Level III Financial Liabilities as of December 31, 2019
	Balance at December 31, 2018	Reclassification from Redeemable Non-controlling Interests	Payments	Realized and Unrealized Depreciation	Balance at December 31, 2019

	(in thousands)
Due to DB Med Investors (Note 11)	$—	18,109	(16,537)	178	$1,750
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2019.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
The Company's investments of consolidated fund are treated as investments at fair value and any realized and unrealized gains and losses from those investments are recorded through the Company's consolidated statements of operations. The Company's treatment is consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes. The fair value of the Company's liability to DB Med Investors balance is derived from the net asset value of shares of STRF which is held by the Company as such shares will be distributed to DB Med Investors in satisfaction of the liability. Changes in unrealized losses related to the Company's due to DB Med Investors liability were all included in earnings. For the year ended December 31, 2019, there was no change in the fair value of the due to DB Med Investors liability resulting from instrument-specific credit risk.
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
Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the expected lease terms. The Company’s expected lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. The Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company and thus not included in the calculation of its right-of-use assets and operating lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, re-measure the lease liability by using revised inputs as of the reassessment date, and adjust the underlying right-of-use asset.
Substantially all of the Company's operating leases are comprised of its office space in New York City and San Francisco which expire at various times through September 2023. The Company does not have any contracts that would be classified as a finance lease or any operating leases that contain variable payments.
The components of lease cost and other information for the year ended December 31, 2019 are as follows (in thousands):

Lease cost
Operating lease costs	$2,554
Variable lease costs	—
Sublease income	(454)
Total lease cost	$2,100

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Supplemental balance sheet information related to leases as of December 31, 2019 are as follows:

Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	8.2%

Future payments for operating leases as of December 31, 2019 are as follows (in thousands):

2020	$2,846
2021	2,483
2022	2,441
2023	1,822
Total future lease payments	9,592
Less imputed interest	(1,325)
Operating lease liabilities, as reported	$8,267
For the years ended December 31, 2018 and 2017, rent expense amounted to $2.3 million and $2.4 million, respectively. There is no material difference between the amount of lease expense recognized under the new lease accounting standard versus the superseded lease accounting standard.
7. OTHER ASSETS
Other assets consist of the following:

	As of December 31,
	2019	2018

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,847 and $3,446, respectively	$2,564	$3,140
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,073	1,645
Deferred tax assets (Note 15)	185	3,739
Due from affiliates (Note 13)	1,787	1,421
Prepaid expenses and income taxes	2,022	1,113
Other assets	677	1,265
Total other assets	$10,283	$14,298
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of December 31,
	2019	2018

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,584 and $2,946, respectively	$51,011	$50,649
2024 Notes, net of unamortized premium and debt issuance costs of $1,629 and $2,031 respectively	67,371	66,969
Total senior unsecured debt	$118,382	$117,618
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $36.0 million as of December 31, 2019.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $4.0 million for each of the years ended December 31, 2019, 2018 and 2017.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $48.4 million as of December 31, 2019.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $5.4 million for each of the years ended December 31, 2019 and 2018, and was $4.9 million for the year ended December 31, 2017.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

9. LOANS PAYABLE
Loans payable consist of the following:

	As of December 31,
	2019	2018

	(in thousands)
Non-recourse promissory notes, net of unamortized discount of $108 at December 31, 2018	$10,000	$9,892
Total loans payable	$10,000	$9,892
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.9 million for the year ended December 31, 2019, and $1.4 million for each of the years ended December 31, 2018 and 2017. The notes had an original maturity date of March 31, 2019. Through various amendments dated February 28, 2019, June 28, 2019 and December 8, 2019, the maturity date had been extended with the latest amendment extending the maturity date to March 31, 2020. In consideration for the June 28, 2019 amendment, the interest rate on these notes were increased by 1.0% per annum. The Company is currently in discussions with the lenders to extend the March 31, 2020 maturity date to June 30, 2020. The fair value of the outstanding balance of the notes was $10.0 million as of December 31, 2019 and 2018.
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

During the year ending December 31, 2017, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs were $1.5 million.
Contractual Maturities of Loans Payable
As further described above, upon closing of the Company's pending merger with Sierra, the Company's two non-recourse promissory notes and revenue sharing arrangement would be settled for payment of $6.5 million on or prior to the merger closing date and delivery of the New Promissory Note. If the pending merger does not close, $10.0 million of future principal payments will be due, relating to loans payable, on March 31, 2020.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The Revolving Credit Facility also contained financial covenants, customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Effective May 13, 2019, the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company. For the each of the years ended December 31, 2019, 2018 and 2017, amortization of deferred issuance costs associated with the Revolving Credit Facility were $0.1 million.
10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of December 31,
	2019	2018

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $1,480 and $2,598, respectively	$8,145	$11,402
Total due to former minority interest holder	$8,145	$11,402

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right was triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date.

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

As of December 31, 2019, future payments due to the former minority interest holder are as follows (in thousands):

2020	$3,500
2021	3,500
2022	2,625
Total future payments	$9,625

The amount due is payable in quarterly installments over a four year period, beginning in January 2019. For the years ended December 31, 2019 and 2018, the amortization of the discount of $2.8 million was $1.1 million and less than $0.1 million, respectively, and is included as a component of interest expense on the Company's consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of December 31,
	2019	2018

	(in thousands)
Accrued compensation and benefits	$6,161	$7,438
Due to affiliates (Note 13)	7,212	7,635
Revenue share payable (Note 12)	2,316	2,976
Accrued interest	1,294	1,294
Professional fees	1,650	2,802
Deferred rent	—	2,035
Deferred tax liabilities (Note 15)	623	60
Due to DB Med Investors, at fair value	1,750	—
Accounts payable and other accrued expenses	1,829	2,499
Total accounts payable, accrued expenses and other liabilities	$22,835	$26,739

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC ("DB Med Investors’’) to invest in new and existing Medley managed funds (the "Joint Venture"). Under the Master Investment Agreement, as amended (the "MIA"), DB Med Investors have the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. In October 2019, a Put Option Trigger Event had occurred. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”) and Medley Seed Funding II LLC (“Seed Funding II”) received notice from DB Med Investors that they exercised their put option right under the MIA. In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet (Note 17) to due to DB Med Investors, a component of accounts payable, accrued expenses and other liabilities, at its then fair value of $18.1 million. In addition, the Company elected to subsequently remeasure the liability under ASC 825, Financial Instruments, with changes recorded through earnings. Management elected the fair value option to measure this liability as the liability will ultimately be settled by delivering assets of the Medley Seed Funding entities which are measured at their fair value on the company's consolidated balance sheets. The net change in fair value during the year ended December 31, 2019 was $0.2 million and is included as a component of other (expenses) income, net on the Company's consolidated statement of operations.
In accordance with its obligations under the MIA, on October 25, 2019 and October 28, 2019, Seed Funding I distributed to DB Med Investors all of its assets, including the 7,756,938 shares of MCC, which had an aggregate fair value on the date of transfer of $16.5 million, and cash of less than $0.1 million. Seed Funding II expects to distribute to DB Med Investors all of its assets, including cash of less than $0.1 million and approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund by March 31, 2020.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Refer to Note 6 to these consolidated financial statements.
Consolidation of Business Activities
During the first quarter of 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the year ended December 30, 2018, the Company recorded $2.7 million in severance costs and a $0.2 million loss from subleasing its San Francisco office space.
Capital Commitments to Funds
As of December 31, 2019 and 2018, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of December 31, 2019 and 2018, this obligation amounted to $2.3 million and $3.0 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's consolidated statements of operations.
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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. A trial has been set for May 19, 2020.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operate to release the claims asserted in the New York Actions. The attorneys for the plaintiffs in New York Action have informed the Court that they reserve the right to seek an award of attorneys' fees on account of their purported contributions to the settlement of the Delaware Action, which the defendants reserve the right to oppose.
On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware (the "Delaware Court of Chancery") by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC (“MCC Advisors”), Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC's stockholders in connection with the “MCC Merger”, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC's stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.
The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

in their complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC's stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate this information.
On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC's stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.
On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the "Settlement"). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the amended MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. . The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.
The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by Sierra's board of directors to appoint one independent director of MCC who will be selected by the independent director of Sierra on the board of directors of the post-merger company upon the closing of the mergers; and

b.	the amount calculated by solving for A in the following formula:
Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]
Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Sierra board of directors to appoint one independent director of MCC who will be selected by the independent director of Sierra on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS
Where:
ES    shall be the number of eligible shares;

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P	shall equal 0.26
The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.
On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.
On March 1, 2019, Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, MMC, the Company, as well as Brook Taube, and Seth Taube, individually. The action is captioned in Marilyn S. Adler v. Medley Capital LLC et al. (Supreme Court of New York, March 2019). In her complaint, Ms. Adler alleged that she was due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims were for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company denied the allegations and asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the Company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract.
After Medley filed its counterclaims, on February 7, 2020, the parties reached a settlement, exchanged mutual releases and dismissed the Adler litigation with prejudice.  Medley did not make any payment to or for the benefit of Adler whatsoever in connection with the settlement. In connection with the settlement, Medley released Adler from certain obligations under a Confidentiality, Non-Interference, and Invention Assignment Agreement between Adler and Medley and Adler paid Medley an undisclosed amount
While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis. The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established.
Employment Agreements
In connection with the MDLY Merger, certain pre-IPO owners entered into employment agreements that would become effective upon the closing date of the MDLY Merger (the "Effective Date"). Each employment agreement sets forth a base salary, which is subject to change at the discretion of the board of directors or compensation committee of the Combined Company or the Sierra/MDLY Company, as applicable. The employment agreements provide for an initial term of 24 months (or 30 months in the case of the Chief Executive Officer) following the Effective Date. Upon effectiveness of the employment agreements, the combined initial base salaries of the pre-IPO members would be $2.5 million. Under the employment agreements, each pre-IPO owner is eligible to receive each year a short-term incentive paid in cash and a long-term incentive in the form of an equity award, each paid after the end of the year. Each employment agreement provides that the board of directors or compensation committee of the Combined Company or the Sierra/MDLY Company, as applicable, will establish a target annual bonus for each year of no less than a specified percentage of each pre-IPO owner's base salary and will establish performance and other objectives for the

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

year for such annual bonus, in consultation with the management of the Combined Company or the Sierra/MDLY Company, as applicable. No annual bonuses would be earned unless such pre-IPO owner remains employed through the date of payment.
The employment agreements also set forth a dollar amount of annual bonuses for 2019, payable in 2020, that the board of directors or the compensation committee of the Combined Company or the Sierra/MDLY Company, as applicable may increase in recognition of performance in excess of performance objectives. As of December 31, 2019, the Company did not accrue for any bonuses to any pre-IPO members as the 2019 bonus amounts provided that the employment agreements are not effective until the closing of the MDLY Merger. As of December 31, 2019 there were no amounts due under these employment agreements as the MDLY Merger had not closed rendering these contracts not effective.
The long-term equity incentive will be made in the form of a restricted stock unit award, vesting in three annual installments on December 31, 2020, December 31, 2021 and December 31, 2022. The cash and equity award portions of the annual bonuses paid under the employment agreements will be subject to recoupment by the Combined Company or the Sierra/MDLY Company, as applicable, to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Act) and/or the rules and regulations of the NYSE.
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
Medley records these administrative fees as revenue in the period when the performance obligation of providing such administrative services is satisfied and such revenue is included as a component of other revenues and fees on the consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's consolidated balance sheets.
Total revenues recorded under these agreements for the years ended December 31, 2019, 2018 and 2017 are reflected in the table below.

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands)
MCC Admin Agreement	$2,830	$3,382	$3,799
SIC Admin Agreement	2,516	2,538	3,031
Fund Admin Agreements	979	976	1,264
Total administrative fees from related parties	$6,325	$6,896	$8,094
Amounts due from related parties under these agreements are reflected in the table below.

	As of December 31,
	2019	2018

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$444	$804
Amounts due from SIC under the SIC Admin Agreement	382	619
Amounts due from entities under the Fund Admin Agreements	247	222
Total administrative fees receivable	$1,073	$1,645

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC. There were no other management fee waivers during the years ended December 31, 2019, 2018 and 2017.
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through December 31, 2019.
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
14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net (loss) income attributable to Medley Management Inc.	$(3,379)	$(2,432)	$927
Less: fair value adjustment to redeemable non-controlling interest (Note 17)	(152)	—	—
Less: Allocation of earnings to participating securities	2	(1,197)	(551)
Net (loss) income available to Class A common stockholders	$(3,529)	$(3,629)	$376

Denominator
Weighted average shares of Class A common stock outstanding	5,878,211	5,579,628	5,553,026
Net (loss) income per share of Class A common stock	$(0.60)	$(0.65)	$0.07

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 26,316,642, 24,639,302 and 23,653,333 LLC Units and restricted LLC Units as of December 31, 2019, 2018 and 2017, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the years ended December 31, 2019, 2018 and 2017.

Declaration Dates	Record Date	Payment Dates	Per Share

March 27, 2019	April 15, 2019	May 3, 2019	$0.03

November 7, 2018	November 28, 2018	December 12, 2018	$0.20
August 7, 2018	August 23, 2018	September 6, 2018	$0.20
May 10, 2018	May 24, 2018	June 1, 2018	$0.20
February 7, 2018	February 22, 2018	March 7, 2018	$0.20

November 8, 2017	November 24, 2017	December 6, 2017	$0.20
August 8, 2017	August 23, 2017	September 6, 2017	$0.20
May 10, 2017	May 22, 2017	May 31, 2017	$0.20
February 9, 2017	February 23, 2017	March 6, 2017	$0.20
15. INCOME TAXES
The provision for (benefit from) income taxes consists of the following:

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands)
Current
Federal	$69	$217	$581
State and Local	84	982	951
Total Current provision	$153	$1,199	$1,532

Deferred
Federal	$441	$247	$446
State and Local	4,116	(1,188)	(22)
Total Deferred provision (benefit)	4,557	(941)	424
Provision for Income Taxes	$4,710	$258	$1,956

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of the Company's deferred tax assets and liabilities included on its consolidated balance sheets are as follows.

	As of December 31,
	2019	2018

Deferred tax assets	(in thousands)
Tax goodwill	$1,489	$565
Basis difference in partnership interest	2,466	1,626
New York City unincorporated business tax	1,177	1,234
Unrealized losses	145	581
Stock-based compensation	195	216
Interest expense carryforward	453	223
Pending merger related costs	188	101
Other items	35	224
Gross deferred tax assets	$6,148	$4,770

Deferred tax liability
Basis difference in partnership interest	$623	$—
Other items	—	60
Gross deferred tax liabilities	623	60
Less deferred tax valuation allowance	(5,963)	(1,031)
Net deferred tax (liability) asset	$(438)	$3,679
During the year ended December 31, 2019, the Company recorded a deferred tax asset of $0.4 million in connection with its acquisition of a minority interest holder's ownership interests in a consolidated subsidiary of Medley LLC which occurred on December 31, 2018. The establishment of this deferred tax asset was recorded through an adjustment of $0.1 million to accumulated deficit and $0.3 million to non-controlling interests in Medley LLC. After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its 2018 financial statements were not materially misstated and adjusted for the amount during the fourth quarter of 2019.

Due to the uncertain nature of the ultimate realization of its deferred tax assets, the Company has established a valuation allowance, against the benefits of its deferred tax assets and will recognize these benefits only as reassessment demonstrates they are realizable. Ultimate realization is dependent upon several factors, among which is future earnings and reversing temporary differences. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense. As of December 31, 2019, the Company has determined that a full valuation allowance of $6.0 million is necessary.  As of December 31, 2018 the Company established a valuation allowance of $1.0 million relating to the portion of cumulative unrealized losses on shares of MCC and SIC allocated to Medley Management Inc. as the Company considered it more likely than not that Medley Management Inc. would not be able to generate enough capital gains in the near future to realize the deferred tax asset associated with such capital losses.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company and its subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company's earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City's unincorporated business tax. For the years ended December 31, 2019, 2018 and 2017, the company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the Years Ending December 31,
	2019	2018	2017

Federal statutory rate	21.0%	21.0%	34.0%
Income allocated to non-controlling interests	(18.3)%	(19.1)%	(29.8)%
State and local corporate income taxes	1.3%	1.3%	0.8%
Partnership unincorporated business tax	1.4%	1.9%	2.5%
Permanent differences	(0.1)%	0.2%	(0.6)%
Impact of U.S. tax reform (Tax Cuts and Jobs Act)	—%	—%	1.4%
Non-deductible stock-based compensation	(1.8)%	(1.8)%	2.0%
Valuation allowances	(41.0)%	(4.8)%	—%
Interest and penalties	(0.2)%	—%	—%
Other items	(1.4)%	0.1%	(0.1)%
Effective tax rate	(39.1)%	(1.2)%	10.2%

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act were effective for the Company as of January 1, 2018. ASC 740, Income Taxes, requires the Company to re-measure its deferred tax assets and liabilities as of the date of enactment, with the resulting tax impact accounted for in the reporting period of enactment. Based on the reduction of the corporate income tax rate, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future. The impact of this change resulted in a $0.3 million decrease in the Company's deferred tax asset balance and corresponding increase in the provision for income taxes for the year ended December 31, 2017.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the years ended December 31, 2019, 2018 and 2017. As of and during the years ended December 31, 2019, 2018 and 2017, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York, New York City, and California.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $5.0 million for each of the years ended December 31, 2019, 2018 and 2017. During the years ended December 31, 2019, 2018 and 2017, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the years ended December 31, 2019, 2018 and 2017 the Company's accrued contributions to the plan were $0.4 million, $0.5 million and $0.5 million, respectively. As of December 31, 2019 and 2018 the Company's outstanding liability to the plan was $0.4 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. On May 29, 2019, at the Company's annual meeting of stockholders, the Company’s stockholders approved an amendment to the Plan to increase the number of the awards available for issuance thereunder by 4,500,000 to 9,000,000. As of December 31, 2019, there were 3.3 million awards available to be granted under the Plan, as amended. Excluded from the available amount as of December 31, 2019 are Board approved employee awards of 399,400 RSUs and an award of restricted LLC Units with an aggregate grant date fair value of $1,000,000. The grant of these awards is conditioned on the closing of the Company's pending merger with Sierra.
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
For the years ended December 31, 2019, 2018 and 2017 stock-based compensation was $7.2 million, $5.4 million and $2.8 million, respectively.
A summary of RSU and restricted LLC Unit activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,652,483	$12.88	—	$—
Granted	513,838	9.17	320,000	11.67
Forfeited	(404,456)	13.51	—	—
Vested	(310,472)	17.29	—	—
Balance at December 31, 2017	1,451,393	$10.44	320,000	$11.67
Granted	803,793	5.66	985,696	5.30
Forfeited	(80,971)	8.20	—	—
Vested	(351,401)	14.05	—	—
Balance at December 31, 2018	1,822,814	$7.74	1,305,969	$6.86
Granted	1,082,898	3.26	1,610,671	2.53
Forfeited	(302,686)	6.48	—	—
Vested	(873,180)	7.29	(536,892)	2.53
Balance at December 31, 2019	1,729,846	$5.39	2,379,748	$4.91
The aggregate grant date fair value of RSUs and restricted LLC units vested during the year ended December 31, 2019 was $6.4 million and $1.4 million respectively. The vesting of 873,180 RSUs and 536,892 restricted LLC units resulted in the issuance of 508,823 Class A common shares to employees and independent directors and 603,560 LLC Units to the pre-IPO members. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $1.0 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's consolidated statements of cash flows.
During each of the years ended December 31, 2019 and 2018 there was $0.8 million of previously recognized compensation reversed relating to forfeited RSUs. In addition, during the years ended December 31, 2019 and 2018, the Company reclassified cumulative dividends of $0.3 million and $0.1 million, respectively, from retained earnings to other compensation expense as a result of such forfeitures. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of December 31,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2019 was $12.5 million and is expected to be recognized over a weighted average period of 2.4 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the years ended December 31, 2019, 2018 and 2017 are reflected in the table below.

	For the Years Ended December 31,
	2019	2018	2017

	(in thousands)
Beginning balance	$23,186	$53,741	30,805
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(4,275)	(11,362)	6,702
Contributions	—	—	23,000
Distributions	(2,362)	(5,953)	(6,738)
Change in fair value of available-for-sale securities	—	—	(28)
Fair value adjustment to redeemable non-controlling interests	812	(965)	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to accounts payable, accrued expenses and other liabilities	—	(12,275)	—
Reclassification of redeemable non-controlling interest in the Joint Venture, including fair value adjustment of $812, to accounts payable, accrued expenses and other liabilities	(18,109)	—	—
Ending balance	$(748)	$23,186	$53,741
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the amendment date and was adjusted through a charge to non-controlling interests in Medley LLC.
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
During the year ended December 31, 2018, profits allocated to this non-controlling interest were $2.1 million and distributions paid were $2.3 million. During the year ended December 31, 2017, profits allocated to this non-controlling interest were $4.4 million and distributions paid were $4.3 million. There were no profits or distributions allocated to this non-controlling interest subsequent the Company's redemption of the membership units held by the former minority interest holder. As of December 31, 2019 and 2018, there was no balance of redeemable non-controlling interests in SIC Advisors.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (‘DB Med Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. DB Med Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. Total contributions to the Joint Venture amounted to $53.8 million and were used to purchase $51.8 million of MCC shares on the open

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

market and seed fund $2.0 million to STRF. On account of the preferred equity interests, DB Med Investors was entitled to receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. The Company could make a capital contribution to fund the 8% preferred distribution but was limited to one contribution in any rolling twelve month period without the prior written consent of DB Med Investors. Medley had the option, subject to certain conditions, to cause the Joint Venture to redeem the DB Med Investors’ interests in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. DB Med Investors had the right, after ten years, to redeem their interests in the Joint Venture.
DB Med Investors also had the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. Upon a Put Option Trigger Event DB Med Investors have the right to exercise a put option in which they would be entitled to put their preferred interests back to the Joint Venture. The Joint Venture can satisfy the put in cash or in kind in an amount equal to the amount necessary to satisfy the Fund Share Interest Redemption Price, as defined.
In July 2019, the Company made a capital contribution of $0.7 million to cover the 8% preferred distribution which was paid to the Investors. In October 2019, the Joint Venture did not make the 8% preferred distribution resulting in a Put Option Trigger Event. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB Med Investors that they exercised their put option rights under the amended Master Investment Agreement (the “Agreement”). In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to DB Med Investors (Note 11), a component of accounts payable, accrued expenses and other liabilities, at its then fair value. The fair value of the non-controlling interest was determined to be $18.1 million on the date of the exercise of DB Med Investors put option right. The difference between fair value of the non-controlling interest and its carrying value of $0.8 million and was recorded as a reduction of $0.2 million to accumulated deficit and $0.6 million reduction to non-controlling interests in Medley LLC. In addition, the $0.2 million adjustment to accumulated deficit will reduce net (loss) income attributable to Medley Management Inc. in the Company's calculation of earnings per share for the year and three months ended December 31, 2019.
As of December 31, 2018, DB Med Investors’ interest in the Joint Venture was $23.9 million and is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets. During the years ended December 31, 2019 and 2018, losses allocated to this non-controlling interest were $4.2 million and $13.1 million, respectively. During the year ended December 31, 2017, profits allocated to this non-controlling interest was $2.7 million. During the years ended December 31, 2019, 2018 and 2017, distributions paid were $2.4 million, $3.7 million and $2.4 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as a component of redeemable non-controlling interests in the mezzanine section of the balance sheet. During years ended December 31, 2019, 2018 and 2017, net losses allocated to this redeemable non-controlling interest were $0.1 million, $0.3 million and $0.4 million, respectively. As of December 31, 2019 and 2018, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million for each of the years then ended.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's condensed consolidated unaudited quarterly results of operations for 2019 and 2018 are as follows:

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(in thousands, except share and per share amounts)
Revenues	$10,654	$11,536	$12,882	$13,769
Expenses	11,279	12,493	11,064	11,275
Other (expenses) income, net	(6,445)	(924)	(8,666)	1,245
(Loss) income before income taxes	(7,070)	(1,881)	(6,848)	3,739
Net (loss) income	(12,061)	(1,693)	(6,778)	3,762
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,836)	1,619	(5,674)	4,195
Net Income attributable to non-controlling interests in Medley LLC	(5,617)	(2,796)	(921)	(361)
Net (loss) income attributable to Medley Management Inc.	$(2,608)	$(516)	$(183)	$(72)

Net (loss) income per Class A common stock:
Basic	$(0.46)	$(0.09)	$(0.03)	$(0.02)
Diluted	$(0.46)	$(0.09)	$(0.03)	$(0.02)
Weighted average shares - Basic and Diluted	6,007,954	5,899,328	5,847,883	5,754,665

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(in thousands, except share and per share amounts)
Revenues	$12,565	$14,397	$15,151	$14,396
Expenses	14,058	12,485	11,649	12,840
Other (expenses) income, net	(10,928)	956	(5,766)	(11,007)
(Loss) income before income taxes	(12,421)	2,868	(2,264)	(9,451)
Net (loss) income	(11,844)	2,418	(2,459)	(9,641)
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(7,971)	3,866	(2,464)	(4,514)
Net Income attributable to non-controlling interests in Medley LLC	(3,282)	(963)	133	(3,899)
Net (loss) income attributable to Medley Management Inc.	$(591)	$(485)	$(128)	$(1,228)

Net income (loss) per Class A common stock:
Basic	$(0.16)	$(0.15)	$(0.08)	$(0.26)
Diluted	$(0.16)	$(0.15)	$(0.08)	$(0.26)
Weighted average shares - Basic and Diluted	5,697,802	5,591,123	5,543,802	5,483,303

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

20. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the condensed consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed below.
In connection with the exercise of DB Med Investors put option right in October 2019, as further discussed in notes 11 and 17 to these consolidated financial statements, STRF had filed an application with the Securities and Exchange Commission ("SEC") on December 26, 2019, and an amendment on February 24, 2020, requesting an order under section 8(f) of the Investment Company Act of 1940 (the "Act") declaring that it has ceased to be an investment company. On March 25, 2020, the SEC ordered, under the Act, that STRF's application registration under the Act shall forthwith cease to be in effect. In connection with this deregistration, the Company will transfer the shares of STRF and remaining of cash of less than $0.1 million held by Seed Funding II LLC to DB Investors in full satisfaction of the liability due to DB Med Investors (Note 11), which is expected to place before March 31, 2020. As a result of the transfer the shares of STRF to DB Med Investors, the Company will no longer consolidate STRF in its consolidated financial statements.
As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may have a negative impact on the Company’s operations. Other financial impacts could occur though such potential impact is unknown at this time.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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
 Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PART III.
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
PART IV.

Item 15.     Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36638) filed on August 15, 2018).

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

4.1
Indenture, dated August 9, 2016, between Medley LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Medley LLC’s Current Report on Form 8-K (File No. 333-212514) filed on August 10, 2016).

4.2
First Supplemental Indenture, dated August 9, 2016, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.2 of Medley LLC’s Current Report on Form 8-K (File 333-212514) filed on August 10, 2016).

4.3
Second Supplemental Indenture dated as of October 18, 2016, between Medley LLC and U.S. Bank National Association, as Trustee, with the form of note included therein (incorporated by reference to Exhibit 4.1 of Medley LLC’s Current Report on Form 8-K (File No. 001-37857) filed on October 19, 2016).

4.4
Third Supplemental Indenture, dated January 18, 2017, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of Medley LLC's Current Report on Form 8-K (File No. 001-37857) filed on January 20, 2017).

4.5
Fourth Supplemental Indenture, dated February 22, 2017, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of Medley LLC's Current Report on Form 8-K (File No. 001-37857) filed on February 22, 2017).

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

10.20†	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.21†
Letter Agreement, dated October 27, 2010, with Messrs. Brook and Seth Taube (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.22†
Form of Letter Agreement, dated March 17, 2016, entered into with John D. Fredericks and Richard T. Allorto, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 12, 2016).

10.23
Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.11 to Medley LLC’s Amendment No. 1 to Form S-1 (File No. 333-212514) filed on July 28, 2016).

10.24
First Amendment dated as of May 3, 2016 to the Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on August 11, 2016).

10.25
 Amendment Number One and Consent dated as of August 12, 2015 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on August 11, 2016).

10.26
Amendment Number Two dated as of May 3, 2016 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on August 11, 2016

10.27†	Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 12, 2017).

10.28
Amendment dated as of June 6, 2017, to Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on June 12, 2017).

10.29
Amendment Number Three to Credit Agreement, dated as of September 22, 2017, by and among the lenders identified on the signatures pages thereto, City National Bank and Medley LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 27, 2017).

10.30† *
Form of Award Letter for the Medley Tactical Opportunities Carried Interest Allocation Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36638) filed on April 1, 2019).

10.31†
Form of Amended and Restated Limited Liability Company Agreement for the plan LLCs associated with the Medley Tactical Opportunities Carried Interest Allocation Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-36638) filed on April 1, 2019).

10.32
Letter Agreement, dated as of November 14, 2018, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on November 20, 2018).

10.33
Waiver, dated as of November 14, 2018, to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on November 20, 2018).

10.34
Supplement No. 4, dated as of November 14, 2018, to Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on November 20, 2018).

10.35
Waiver Letter, dated as of December 18, 2018, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on December 24, 2018).

10.36†	Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 15, 2018).

10.37†	Form of Class A Medley LLC Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 15, 2018).

10.38*
Amendment Number Four to Credit Agreement and Waiver, dated as of March 28, 2019, regarding the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-36638) filed on April 1, 2019).

10.39*
Settlement Term Sheet dated as of April 15, 2019 regarding the consolidated action styled In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638), filed on April 15, 2019).

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: March 27, 2020	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 27th day of March, 2020.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman (Co-Principal Executive Officer)
Brook Taube

/s/ Seth Taube	Co-Chief Executive Officer, Co-Chariman (Co-Principal Executive Officer)
Seth Taube

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard T. Allorto, Jr.

/s/ Jeffrey Tonkel	Director
Jeffrey Tonkel

/s/ James G. Eaton	Director
James G. Eaton

/s/ Jeffrey T. Leeds	Director
Jeffrey T. Leeds

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.