Form 10-Q
period 2020-03-31
MEDLEY MANAGEMENT INC.
filed 2020-05-15
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 12, 2020 was 6,293,154. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 12, 2020 was 100.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

•
difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition;

•	our business may be adversely affected by the recent COVID-19 pandemic;

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

•
the impact of the termination of the Amended MDLY Merger Agreement and the Amended MCC Merger Agreement on our business, financial results, ability to pay dividends and distributions, if any, to our stockholders, and our stock price; and

•
risks and uncertainties relating to the possibility that MCC may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by MCC; potential disruptions in MCC’s business and stock price as a result of its exploration of any strategic alternatives and the impact of the foregoing on the Company’s business and stock price; and the risk that any exploration of strategic alternatives may have an adverse effect on MCC’s existing business arrangements or relationships, including its relationship with the Company and its ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and other reports we file with the Securities and Exchange Commission. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	As of
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$6,599	$10,558
Investments, at fair value	10,605	13,287
Management fees receivable	7,608	8,104
Right-of-use assets under operating leases	6,122	6,564
Other assets	10,217	10,283
Total Assets	$41,151	$48,796

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$118,573	$118,382
Loans payable	10,000	10,000
Due to former minority interest holder, net	7,529	8,145
Operating lease liabilities	7,751	8,267
Accounts payable, accrued expenses and other liabilities	21,012	22,835
Total Liabilities	164,865	167,629

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	—	(748)

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,293,154 and 6,209,831 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	63	62
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	15,137	13,779
Accumulated deficit	(24,235)	(22,960)
Total stockholders' deficit, Medley Management Inc.	(9,035)	(9,119)
Non-controlling interests in consolidated subsidiaries	(539)	(391)
Non-controlling interests in Medley LLC	(114,140)	(108,575)
Total deficit	(123,714)	(118,085)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$41,151	$48,796

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Management fees (there were no Part I incentive fees during the three months ended March 31, 2020 and 2019)	$7,302	$10,913
Other revenues and fees	2,727	2,441
Investment income (loss):
Carried interest	(214)	352
Other investment (loss) income, net	(1,943)	63
Total Revenues	7,872	13,769

Expenses
Compensation and benefits	6,202	8,021
General, administrative and other expenses	4,937	3,254
Total Expenses	11,139	11,275

Other Income (Expenses)
Dividend income	137	572
Interest expense	(2,793)	(2,898)
Other income, net	123	3,571
Total other (expenses) income, net	(2,533)	1,245
(Loss) income before income taxes	(5,800)	3,739
Provision for (benefit from) income taxes	39	(23)
Net (Loss) Income	(5,839)	3,762
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(152)	4,195
Net loss attributable to non-controlling interests in Medley LLC	(4,557)	(361)
Net Loss Attributable to Medley Management Inc.	$(1,130)	$(72)
Dividends declared per share of Class A common stock	$—	$0.03

Net Loss Per Share of Class A Common Stock:
Basic (Note 14)	$(0.20)	$(0.02)
Diluted (Note 14)	$(0.20)	$(0.02)
Weighted average shares outstanding - Basic and Diluted	6,235,428	5,754,665

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2020:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	6,209,831	$62	100	$—	$13,779	$(22,960)	$(391)	$(108,575)	$(118,085)
Net loss	—	—	—	—	—	(1,130)	(148)	(4,557)	(5,835)
Stock-based compensation	—	—	—	—	1,457	—	—		1,457
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	83,323	1	—	—	(99)	—	—	—	(98)
Distributions	—	—	—	—	—	—	—	(401)	(401)
Fair value adjustment to redeemable non-controlling interests (Note 17)	—	—	—	—	—	(145)	—	(607)	(752)
Balance at March 31, 2020	6,293,154	$63	100	$—	$15,137	$(24,235)	$(539)	$(114,140)	$(123,714)

Three Months Ended March 31, 2019:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	(72)	245	(361)	(188)
Stock-based compensation	—	—	—	—	1,786	—	—	—	1,786
Dividends declared on Class A common stock ($0.03 per share)	—	—	—	—	—	(174)	—	—	(174)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	130	—	—	130
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	116,290	1	—	—	(316)	—	—	—	(315)
Balance at March 31, 2019	5,817,298	$58	100	$—	$8,999	$(19,734)	$(502)	$(98,203)	$(109,382)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(5,839)	$3,762
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,457	1,786
Amortization of debt issuance costs	195	234
Accretion of debt discount	255	315
Provision for deferred taxes	73	104
Depreciation and amortization	178	178
Net unrealized depreciation (appreciation) on investments	1,726	(3,617)
Loss (income) from equity method investments	759	(394)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	—	130
Non-cash lease costs	608	608
Other non-cash amounts	209	—
Changes in operating assets and liabilities:
Management fees receivable	496	469
Income distributions received from equity method investments	75	67
Purchase of investments	—	(629)
Sale of investments	95	472
Other assets	(87)	(18)
Operating lease liabilities	(682)	(680)
Accounts payable, accrued expenses and other liabilities	(2,130)	(4,744)
Net cash used in operating activities	(2,612)	(1,957)
Cash flows from investing activities
Distributions received from investment held at cost less impairment	27	101
Net cash provided by investing activities	27	101
Cash flows from financing activities
Payments to former minority interest holder	(875)	(1,750)
Distributions to non-controlling interests and redeemable non-controlling interests	(401)	(799)
Dividends paid	—	(316)
Payments of tax withholdings related to net share settlement of restricted stock units	(98)	—
Net cash used in financing activities	(1,374)	(2,865)
Net decrease in cash and cash equivalents	(3,959)	(4,721)
Cash and cash equivalents, beginning of period	10,558	17,219
Cash and cash equivalents, end of period	$6,599	$12,498

Supplemental disclosure of non-cash operating and financing activities:
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$—	$8,233
Recognition of operating lease liabilities arising from obtaining right-of-use assets under operating leases upon adoption of new leasing standard	—	10,229
Accretion of operating lease liabilities recorded against right-of-use assets	—	208
Fair value adjustment to redeemable non-controlling interest in STRF Advisors LLC (Note 17)	752	—
Dividends declared and unpaid on Class A common stock ($0.03 per share)	—	(174)

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
Agreement and Plan of Merger
The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MDLY Merger Agreement (as defined below) and Amended MCC Merger Agreement (as defined below) were terminated. See Note 19, Subsequent Events, for more information.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries), will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. MCC and Sierra are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement (as described below), the defendant parties to the Settlement (other than the Company) shall, among other things, deposit or cause to be deposited the Settlement shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Mergers are subject to approval by the stockholders of the Company, Sierra, and MCC, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MDLY Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and non-appealable, or any governmental entity of competent jurisdiction shall have issued a final and non-appealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.
Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and Final Judgment and corresponding Settlement.
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
On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and consist primarily of professional fees. Such expenses amounted to $1.9 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of Medley Management Inc., Medley LLC and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of March 31, 2020, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC were 19.5% and 80.5%, respectively, and as of December 31, 2019, were 19.3% and 80.7%, respectively. Net (loss) income attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units and participating restricted LLC Units of Medley LLC owned by such non-managing members.
As of March 31, 2020, Medley LLC had six subsidiaries, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1 LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of March 31, 2020, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.0 million and less than $0.1 million, respectively. As of December 31, 2019, Medley LLC had seven subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC. As of December 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of and since inception through March 31, 2020, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its consolidated financial statements.
The condensed balance sheet of STRF as of March 31, 2020 and December 31, 2019 is presented in the table below.

	As of
	March 31, 2020	December 31, 2019

Assets	(in thousands)
Cash and cash equivalents	$471	$682
Investments, at fair value	1,016	1,441
Other assets	76	29
Total assets	$1,563	$2,152
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$39	$342
Equity	1,524	1,810
Total liabilities and equity	$1,563	$2,152
As of March 31, 2020, the Company's condensed consolidated balance sheet reflects the elimination of less than $0.1 million of other assets and $1.5 million of equity as a result of the consolidation of STRF. As of December 31, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets and $1.8 million of equity as a result of the consolidation of STRF. During the three months ended March 31, 2020 and 2019 this fund did not generate any significant income or losses from operations.
In October 2019, a former minority interest holder exercised its put option right on its preferred equity interest in MSF II, which resulted in all of the STRF shares held by the Company being transferred to that minority interest on April 3, 2020. As a result, the Company will no longer consolidate STRF in its consolidated financial statements subsequent to March 31, 2020 (See Notes 11 and 17).
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
As of March 31, 2020, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $2.7

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $3.0 million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of March 31, 2020, the Company’s maximum exposure to losses from these entities is $4.1 million.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of March 31, 2020 and December 31, 2019. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2020, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. Prior to the receipt of this distribution, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2020 and December 31, 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During three months ended March 31, 2020 and 2019, the Company's did not record reversals of previously recognized carried interest.
Investment Income (loss) - Other
Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income and expense allocations from such investments.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Recently Issued Accounting Pronouncements Adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020 and the impact was not material.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. It addresses when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. This ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company adopted this ASU on January 1, 2020 and has applied this new ASU on a prospective basis, and the impact was not material.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
The guidance in this ASU clarifies and amends existing guidance. It is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The Company adopted this guidance on January 1, 2020 and the impact was not material.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company accounts for performance fees which represent capital allocations to the general partner or investment manager pursuant to accounting rules relating to investments accounted for under the equity method of accounting. As such, these types of performance fees are not within the scope of the new revenue recognition standard and the above significant judgments and constraints do not apply to them. Refer to Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Investments,” for additional information.
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three months ended March 31, 2020 and 2019:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the three months ended March 31, 2020	(in thousands)
Management fees	$4,894	$1,326	$1,082	$—	$7,302
Other revenues and fees	1,672	—	—	1,055	2,727
Total revenues from contracts with customers	$6,566	$1,326	$1,082	$1,055	$10,029

For the three months ended March 31, 2019
Management fees	$7,529	$1,860	$1,524	$—	$10,913
Other revenues and fees	1,780	—	—	661	2,441
Total revenues from contracts with customers	$9,309	$1,860	$1,524	$661	$13,354
Other revenues and fees reflected in the table above consist of: (i) revenues earned under administration agreements, as described in Note 13, (ii) revenues earned by Medley while serving as loan administrative agent on certain deals, including loan administration fees and transaction fees, (iii) reimbursable origination and deal related expenses, (iv) reimbursable entity formation and organizational expenses and (v) consulting fees for providing non-advisory services related to one of the Company's managed funds.
The Company's asset management, advisory and other related services are transferred over time and the Company recognizes these revenues over the time these services are provided.
Contract Balances
For certain customers, the Company has a performance obligation to provide loan administration services. The timing of revenue recognition may differ from the timing of invoicing to such customers or receiving consideration. For the majority of these services cash deposits are received prior to the performance obligation being met. The performance obligation of acting as a loan administrator is satisfied over time; therefore, the Company defers any payments received upfront as deferred revenue and recognizes revenue on a pro-rata basis over time as the loan administrative services are performed.
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets and amounted to $0.2 million as of March 31, 2020 and December 31, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2020 and 2019, the Company recognized revenue from amounts included in deferred revenue of $0.1 million and $0.2 million, respectively, and received cash deposits of $0.1 million, for each of those periods.
The Company did not have any contract assets as of March 31, 2020 or December 31, 2019.
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
4. INVESTMENTS
Investments consist of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Equity method investments, at fair value	$9,419	$11,650
Investment held at cost less impairment	169	196
Investments of consolidated fund	1,017	1,441
Total investments, at fair value	$10,605	$13,287
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three months ended March 31, 2020 and 2019.
The Company's equity method investment in shares of Sierra was $5.0 million and $6.4 million as of March 31, 2020 and December 31, 2019, respectively. The remaining balance as of March 31, 2020 and December 31, 2019 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of March 31, 2020 and December 31, 2019, the balance due to the Company for such performance fees was $0.7 million and $0.9 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was $0.2 million as of March 31, 2020 and December 31, 2019. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

condensed consolidated statement of operations if an impairment has been determined. There were no impairment losses recorded during the three months ended March 31, 2020 and 2019.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of March 31, 2020, investments held by the Company's consolidated fund consisted of $0.1 million of equity investments and $0.9 million of senior secured loans. As of December 31, 2019, investments of the consolidated fund consisted of $0.2 million of equity investments and $1.3 million of senior secured loans. Refer to Note 5, Fair Value Measurements, and Note 19, Subsequent Events, for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities measured at fair value:

	As of March 31, 2020
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$76	$—	$940	$1,016
Total Assets	$76	$—	$940	$1,016
Liabilities
Due to DB Med Investors (Note 11)	$—	$—	$1,541	$1,541
Total Liabilities	$—	$—	$1,541	$1,541

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$110	$—	$1,331	$1,441
Total Assets	$110	$—	$1,331	$1,441
Liabilities
Due to DB Med Investors (Note 11)	$—	$—	$1,750	$1,750
Total Liabilities	$—	$—	$1,750	$1,750
Included in investments of consolidated fund as of March 31, 2020 are Level I assets of $0.1 million in equity investments and Level III assets of $0.9 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2019 are Level I assets of $0.1 million in equity investments and Level III assets of $1.3 million, which consists of senior secured loans and equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three months ended March 31, 2020 and 2019.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of March 31, 2020
	Balance at December 31, 2019	Purchases	Transfers In or (Out) of Level III	Realized and Unrealized Depreciation	Sale of Level III Assets	Balance at March 31, 2020

	(in thousands)
Investments of consolidated fund	$1,331	—	—	(295)	(96)	$940
The following is a summary of changes in fair value of the Company's financial liabilities that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Liabilities as of March 31, 2020
	Balance at December 31, 2019	Reclassification from Redeemable Non-controlling Interests	Payments	Realized and Unrealized Depreciation	Balance at March 31, 2020

	(in thousands)
Due to DB Med Investors (Note 11)	$1,750	—	—	(209)	$1,541
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2020.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
The Company's investments of consolidated fund are treated as investments at fair value and any realized and unrealized gains and losses from those investments are recorded through the Company's condensed consolidated statements of operations. The Company's treatment is consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes. The fair value of the Company's liability to DB Med Investors

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance is derived from the net asset value of shares of STRF which is held by the Company as such shares will be distributed to DB Med Investors in satisfaction of the liability. Changes in unrealized losses related to the Company's due to DB Med Investors liability were all included in earnings. For the three months ended March 31, 2020, there was no change in the fair value of the due to DB Med Investors liability resulting from instrument-specific credit risk.
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
The components of lease cost and other information during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019

Lease cost	(in thousands)
Operating lease costs	$640	$625
Variable lease costs	—	—
Sublease income	(110)	(115)
Total lease cost	$530	$510

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 is as follows

	As of
	March 31, 2020	December 31, 2019

Weighted-average remaining lease term (in years)	3.3	3.5
Weighted-average discount rate	8.2%	8.2%

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future payments for operating leases as of March 31, 2020 are as follows (in thousands):

Remaining in 2020 (April 1st through December 31st)	$2,164
2021	2,483
2022	2,441
2023	1,822
Total future lease payments	8,910
Less imputed interest	(1,159)
Operating lease liabilities, at March 31, 2020	$7,751
7. OTHER ASSETS
Other assets consist of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $4,025 and $3,847, respectively	$2,386	$2,564
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,589	1,073
Deferred tax assets, net (Note 15)	210	185
Due from affiliates (Note 13)	1,920	1,787
Prepaid expenses and income taxes	1,785	2,022
Other assets	352	677
Total other assets	$10,217	$10,283
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,493 and $2,584, respectively	$51,102	$51,011
2024 Notes, net of unamortized premium and debt issuance costs of $1,529 and $1,629 respectively	67,471	67,371
Total senior unsecured debt	$118,573	$118,382
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $13.1 million as of March 31, 2020.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended March 31, 2020 and 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $16.9 million as of March 31, 2020.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended March 31, 2020 and 2019.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Non-recourse promissory notes	$10,000	$10,000
Total loans payable	$10,000	$10,000
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The notes had an original maturity date of March 31, 2019. Through various amendments dated February 28, 2019, June 28, 2019, December 8, 2019 and March 27, 2020, the maturity date had been extended, with the latest amendment extending the maturity date to June 30, 2020. In consideration for the June 28, 2019 amendment, the interest rate on these notes was increased by 1.0% per annum. The fair value of the outstanding balance of the notes was $10.0 million as of March 31, 2020 and December 31, 2019.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would have become effective upon the closing of the Company's pending merger with Sierra. In accordance with the provisions of the termination agreement, the Company would have been required to pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a new $6.5 million promissory note ("New Promissory Note"). The New Promissory Note would have born interest at LIBOR plus 7.0% and the maturity would have been six months after the merger closing date. Such consideration would have been for the full satisfaction of the two aforementioned non-recourse promissory notes and related agreements, including the Company's revenue share payable, as further described in Note 12. On May 1, 2020, the Company had received a notice of termination from Sierra; refer to Note 19, Subsequent Events, for further information.
Contractual Maturities of Loans Payable
The $10.0 million of future principal payments will be due on June 30, 2020. The notes can also be settled in full by delivery of 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective May 13, 2019, the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company. For the three months ended March 31, 2019, amortization of deferred issuance costs associated with the Revolving Credit Facility was $0.1 million.
10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $1,221 and $1,480, respectively	$7,529	$8,145
Total due to former minority interest holder	$7,529	$8,145

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

In December 2018, Medley LLC entered into a Letter Agreement with Strategic Capital Advisory Services, LLC, whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by Medley under the LLC Agreement. The amount due will be paid in sixteen equal installments through August 5, 2022. The unamortized discount is being amortized over the term of the payable using the effective interest method.

As of March 31, 2020, future payments due to the former minority interest holder, including principal and implied interest, are as follows (in thousands):

Remaining in 2020 (April 1st through December 31st)	$2,625
2021	3,500
2022	2,625
Total future payments	$8,750

The amount due to this former minority interest holder is payable in quarterly installments over a four year period, beginning in January 2019. During the three months ended March 31, 2020 and 2019, the amortization of the discount was $0.3 million and $0.2 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Accrued compensation and benefits	$2,448	$6,161
Due to affiliate (Note 13)	7,215	7,212
Revenue share payable (Note 12)	2,023	2,316
Accrued interest	1,294	1,294
Professional fees	3,540	1,650
Deferred tax liabilities (Note 15)	721	623
Due to DB Med Investors, at fair value	1,541	1,750
Accounts payable and other accrued expenses	2,230	1,829
Total accounts payable, accrued expenses and other liabilities	$21,012	$22,835

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC ("DB Med Investors’’) to invest in new and existing Medley managed funds (the "Joint Venture"). Under the Master Investment Agreement, as amended (the "MIA"), DB Med Investors have the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. In October 2019, a Put Option Trigger Event had occurred. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”) and Medley Seed Funding II LLC (“Seed Funding II”) received notice from DB Med Investors that they exercised their put option right under the MIA. In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet (Note 17) to due to DB Med Investors, a component of accounts payable, accrued expenses and other liabilities, at its then fair value of $18.1 million. In addition, the Company elected to subsequently remeasure the liability under ASC 825, Financial Instruments, with changes recorded through earnings. Management elected the fair value option to measure this liability as the liability will ultimately be settled by delivering assets of the Medley Seed Funding entities which are measured at their fair value on the company's condensed consolidated balance sheets. The fair value of this liability at March 31, 2020 was determined to be $1.5 million which represented the fair value of the remaining assets held in the Medley Seed Funding entities, which, as described below, was distributed to DB Med Investors on April 2, 2020.
In accordance with its obligations under the MIA, on October 25, 2019 and October 28, 2019, Seed Funding I distributed to DB Med Investors all of its assets, including the 7,756,938 shares of MCC, which had an aggregate fair value on the date of transfer of $16.5 million, and cash of less than $0.1 million. Seed Funding II distributed to DB Med Investors all of its assets, including cash of $0.2 million and approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund on April 2, 2020.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Refer to Note 6 to these condensed consolidated financial statements.
Capital Commitments to Funds
As of March 31, 2020 and December 31, 2019, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of March 31, 2020 and December 31, 2019, this obligation amounted to $2.0 million and $2.3 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

on the Company's consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would have become effective upon the closing of the Company's pending merger with Sierra. In accordance with the provisions of the termination agreement, the Company would have paid the lenders $6.5 million on or prior to the merger closing date, reimbursed the lenders for their out of pocket legal fees and entered into a six month $6.5 million promissory note. The promissory note would have borne interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would have been for the full satisfaction of the two non-recourse promissory notes disclosed in Note 9 as well as the Company's revenue share obligation described above. On May 1, 2020, the Company had received a notice of termination from Sierra, refer to Note 19, Subsequent Events.
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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. In light of the COVID-19 pandemic, the trial that was set for May 19, 2020 has been continued with no new date set.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.
By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at $76,000,000 and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

termination rights. On April 16, 2020, Plaintiffs in Class Action 1 moved for a Preliminary Approval Order and to set a Final Approval hearing date; the motion remains pending.
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operates to release the claims asserted in the New York Actions. The attorneys for the plaintiffs in New York Action acknowledged that the settlement of the Delaware Action rendered the New York Actions moot; however, the attorneys for the plaintiffs in the New York Actions sought an order awarding them fees and recovery of expenses on account of their purported contributions to the settlement of the Delaware Action.
Following a period of negotiations, the Company and the other defendants reached an agreement with the respective plaintiffs to resolve the New York Actions. While the Company and the other defendants believed that the allegations in the New York Actions were without merit, to avoid the nuisance, potential expense, burden and delay due to continued litigation, MCC agreed to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel in connection with the mooted claims asserted. This amount will be covered by MCC’s insurance carrier. On May 11, 2020, the court formally approved the parties’ settlement agreement and dismissed the New York Actions.
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
On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC's stockholders on the MCC Merger. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.
On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the "Settlement"). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger had been consummated (the "Settlement Fund"), the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which would have been distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the amended MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.
The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that was contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”).
On May 1, 2020, Sierra terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. Accordingly, no Settlement Fund will be established or paid to MCC’s stockholders and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.
On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award. In light of the termination of the Amended MCC Merger Agreement, the appeal is expected to be dismissed.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total revenues recorded under these agreements during the three months ended March 31, 2020 and 2019 are reflected in the table below:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
MCC Admin Agreement	$673	$881
SIC Admin Agreement	708	663
Fund Admin Agreements	291	236
Total administrative fees from related parties	$1,672	$1,780
Amounts due from related parties under these agreements are reflected in the table below.

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$576	$444
Amounts due from SIC under the SIC Admin Agreement	722	382
Amounts due from entities under the Fund Admin Agreements	291	247
Total administrative fees receivable	$1,589	$1,073
Other Amounts Due From Affiliates
The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included in due from affiliates, a component of other assets on the Company's condensed consolidated balance sheets. Amounts due from affiliates are reflected in the table below.

	As of
	March 31, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC	$196	$209
Amounts due from SIC	545	578
Amounts due from long-dated private funds	778	801
Amounts due from separately managed accounts	401	199
Due from Affiliates	$1,920	$1,787
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through March 31, 2020.
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
14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method during the three months ending March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net loss attributable to Medley Management Inc.	$(1,130)	$(72)
Less: Fair value adjustment to redeemable non-controlling interest (Note 17)	(145)	—
Less: Allocation of earnings to participating securities	—	(23)
Net loss available to Class A common stockholders	$(1,275)	$(95)

Denominator
Weighted average shares of Class A common stock outstanding	6,235,428	5,754,665
Net loss income per share of Class A common stock	$(0.20)	$(0.02)
The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 26,316,641 and 24,705,970 LLC Units and restricted LLC Units as of March 31, 2020 and 2019, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the three months ended March 31, 2019. There were no dividends declared during the three months ended March 31, 2020.

Declaration Dates	Record Date	Payment Dates	Per Share

March 27, 2019	April 15, 2019	May 3, 2019	$0.03

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The Company's net deferred tax assets were $0.2 million as of March 31, 2020 and December 31, 2019. The Company's deferred tax assets consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of March 31, 2020 and December 31, 2019 is presented net of a valuation allowance of $5.9 million and $6.0 million, respectively. Deferred tax liabilities as of March 31, 2020 and December 31, 2019 were $0.7 million and $0.6 million, respectively.
The quarterly provision for income taxes is determined based on the Company’s estimated annual effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the period in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the three months ended March 31, 2020 and 2019, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income attributable to Medley Management Inc. Due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.
The Company’s effective tax rate was (0.7)% and (0.6)% for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company's effective tax rate was impacted primarily by a full valuation allowance on its projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three months ended March 31, 2019, the Company's effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as, discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three months ended March 31, 2020 and 2019. As of and during the three months ended March 31, 2020 and 2019, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York, New York City, and California.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.8 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company's Co-Chief Executive Officers received guaranteed payments in the aggregate of $0.2 million. Neither of the Company’s Co-Chief Executive Officers received any guaranteed payments during the three months ended March 31, 2019.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three months ended March 31, 2020 and 2019, the Company's accrued contributions to the plan were $0.2 million and $0.3 million, respectively. As of March 31, 2020 and December 31, 2019 the Company's outstanding liability to the plan was $0.6 million and $0.4 million, respectively.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. The maximum aggregate number of awards available to be granted under the plan, as amended, is 9,000,000, of which all or any portion may be issued as shares of Medley Management Inc.'s Class A common stock or Medley LLC's unit interests. As of March 31, 2020, there were 3.4 million awards available to be granted under the Plan, as amended.
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
During the three months ended March 31, 2020 and 2019, stock-based compensation was $1.5 million and $1.8 million, respectively.
A summary of RSU and restricted LLC Unit activity during the three months ended March 31, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,729,846	$5.39	2,379,748	$4.91
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(130,937)	8.61	—	—
Balance at March 31, 2020	1,598,909	$5.12	2,379,748	$4.91
The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2020 was $1.1 million. The vesting of 130,937 RSUs resulted in the issuance of 83,323 Class A common shares to employees. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted to $0.1 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's condensed consolidated statements of cash flows.
During the three months ended March 31, 2020, previously recognized compensation reversed relating to forfeited RSUs was less than $0.1 million. Previously recognized compensation reversed relating to forfeited RSUs during the three months ended March 31, 2019 was $0.5 million. In addition, during the three months ended March 31, 2019, the Company reclassified cumulative dividends of $0.1 million from retained earnings to other compensation expense as a result of such forfeitures. There was no such reclassification during the three months ended March 31, 2020. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of March 31, 2020 was $11.1 million and is expected to be recognized over a weighted average period of 2.2 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the three months ended March 31, 2020 and 2019 is reflected in the table below (in thousands).

	2020	2019

Balance at beginning of the period	$(748)	$23,186
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(4)	3,950
Distributions	—	(799)
Fair value adjustment to redeemable non-controlling interests	752	—
Reclassification of redeemable non-controlling interest, including fair value adjustment of $752, to due to former minority interest holder, net	—	—
Balance at end of the period	$—	$26,337
As of January 31, 2020, the Company's redeemable non-controlling interests balance was comprised of one minority interest holder's membership units in STRF Advisors LLC. As of January 1, 2019, in addition to this minority interest holder, the Company's redeemable non-controlling interests balance was also comprised of DB MED Investor I LLC and DB MED Investor II LLC (‘DB Med Investors’’) preferred interest in a joint venture, as further described below.
Redeemable Non-Controlling Interest in STRF Advisors LLC
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC was classified as a component of redeemable non-controlling interests in the mezzanine section of the Company's condensed consolidated balance sheets.
On February 5, 2020, a termination event occurred and as a result, the Company reclassified STRF Advisors LLC s minority interest balance from redeemable non-controlling interests in the mezzanine section of its condensed consolidated balance sheet to due to former minority interest holder, net at its then current redemption value. The redemption value of the non-controlling interest was determined to be zero and was adjusted through a $0.1 million charge to accumulated deficit and a $0.6 million charge to non-controlling interests in Medley LLC. In addition, the $0.1 million adjustment to accumulated deficit reduced net loss attributable to Medley Management Inc. in the Company's calculation of earnings per share for the three months ended March 31, 2020. There were no changes in its redemption value as of March 31, 2020.
During each of the three months ended March 31, 2020, and 2019, net losses allocated to this redeemable non-controlling interest were less than $0.1 million. As of March 31, 2019, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million. There was no redeemable non-controlling interest balance at March 31, 2020.
Redeemable Non-Controlling Interests in Joint Venture
On June 3, 2016, the Company entered into a Master Investment Agreement with DB Med Investors to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. DB Med Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. Total contributions to the Joint Venture amounted to $53.8 million and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. On account of the preferred equity interests, DB Med Investors was entitled to receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. The Company could make a capital contribution to fund the 8% preferred distribution but was limited to one contribution in any rolling twelve month period without the prior written consent of DB Med Investors. Medley had the option, subject to certain conditions, to cause the Joint Venture to redeem the DB Med Investors’ interests in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. DB Med Investors had the right, after ten years, to redeem their interests in the Joint Venture. DB Med Investors also had the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. Upon a Put Option Trigger Event DB Med Investors have the right to exercise a put option in which they would be entitled

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to put their preferred interests back to the Joint Venture. The Joint Venture can satisfy the put in cash or in kind in an amount equal to the amount necessary to satisfy the Fund Share Interest Redemption Price, as defined.
Total contributions to the Joint Venture amounted to $53.8 million through March 31, 2019, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months ended March 31, 2019, profits allocated to this non-controlling interest were $4.0 million and distributions paid to this non-controlling interest were $0.8 million. As of March 31, 2019, the balance of the redeemable non-controlling interest was $27.0 million.
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
COVID-19
On March 11, 2020, the World Health Organization declared the spread of COVID-19 a pandemic. In response, on March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law and the United States Congress continues to discuss additional stimulus measures. Several governments in jurisdictions that encompass the Company’s offices and operations have implemented extended strict social distancing measures. In response, the Company has implemented remote work arrangements for virtually all of its employees and restricted business travel. These arrangements have not materially affected our ability to maintain and conduct our business operations, including the operation of financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. While the COVID-19 pandemic has adversely affected the global economy, the nature and extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the course of the pandemic, the success of governments in relaxing social distancing measures and restarting economic activity, the efficacy of monetary and fiscal measures taken or that may be taken in the future, and the potential for structural damage to the economy due to the sharp drop in aggregate demand and, particularly in the U.S., a high level of unemployment, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
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
19. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended March 31, 2020, except as disclosed below.
Deconsolidation of Consolidated Fund
In connection with the exercise of DB Med Investors put option right in October 2019, as further discussed in Notes 11 and 17 to these condensed consolidated financial statements, STRF had filed an application with the Securities and Exchange Commission ("SEC") on December 26, 2019, and an amendment on February 24, 2020, requesting an order under section 8(f) of the Investment Company Act of 1940 (the "Act") declaring that it has ceased to be an investment company. On March 25, 2020, the SEC ordered, under the Act, that STRF's application registration under the Act shall forthwith cease to be in effect. All shares of STRF held by the Company were transferred to DB Med Investors on April 3, 2020, as well as $0.1 million of remaining cash held by Medley Seed Funding II LLC on April 6, 2020, in full satisfaction of the liability due to DB Med Investors (Note 11). As a result of the transfer of STRF shares to DB Med Investors, the Company will no longer consolidate STRF in its consolidated financial statements.
Termination of Merger
On May 1, 2020, the Company received a written notice of termination from Sierra in accordance with Sections 9.1 and 10.2 of the Amended MDLY Merger Agreement. Section 9.1(c) of the Amended MDLY Merger Agreement permits both the Company and Sierra to terminate the Amended MDLY Merger Agreement if the MDLY Merger has not been consummated on or before March 31, 2020 (the “Outside Date”).

As a result, the Amended MDLY Merger Agreement has been terminated effective as of May 1, 2020. Sierra terminated the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date has passed and the MDLY Merger has not been consummated. In determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

In addition, on May 1, 2020, MCC received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may, subject to certain conditions, terminate the Amended MCC Merger Agreement if the MCC Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MCC that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MCC and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of MCC and no Contingent Fee Award will be paid by MCC to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

On January 15, 2020, the board of directors of MCC (the “MCC Board”), including all of its independent directors, approved the renewal of the investment management agreement between MCC and MCC Advisors LLC (the “MCC Investment Management Agreement”) through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to MCC. As result of the termination of the Amended MCC Merger Agreement, unless further action is taken by the MCC Board, including by a majority of the independent directors, the MCC Investment Management Agreement will be terminated effective as of May 31, 2020.
Receipt of Notice from NYSE
On April 17, 2020, the Company received written notice (the "Notice") from the New York Stock Exchange (the "NYSE") that the Company does not presently satisfy the NYSE's continued listing standards set forth in (i) Section 802.01B of the NYSE Listed Company Manual (the "Manual"), which prohibits the Company's average global market capitalization over a consecutive 30 trading-day period from being less than $50,000,000 at the same time its stockholders' equity is less than $50,000,000; and (ii) Section 802.01C of the Manual, which requires the average closing price of the Company's common shares to be at least $1.00 per share over a consecutive 30 trading-day period.  As noted in the Notice, as of April 16, 2020, the 30 trading-day average closing price of the Company's common shares was $0.88 per share, the 30 trading-day average global market capitalization was approximately $26.5 million and its last reported stockholders' equity was approximately ($118.1) million as of December 31, 2019.

The Company intends to cure the market cap/equity noncompliance and the share price non-compliance. With respect to the market cap/equity noncompliance, the Company will submit a business plan to the NYSE no later than June 1, 2020 in accordance with the requirements of Section 802.01B. The Company has until December 26, 2020 to regain compliance with the minimum share price criteria by bringing its share price and thirty trading-day average share price above $1.00. The Company can regain compliance at any time during the cure period if the Company's common shares have a closing price of at least $1.00 per common share on the last trading day of any calendar month during the cure period and an average closing price of at least $1.00 per common share over the thirty-trading day period ending on the last trading day of that month.

Under the NYSE rules, the Company's common shares will continue to be listed and traded on the NYSE during the cure periods outlined above, subject to the Company's compliance with other continued listing requirements.  The current noncompliance with the NYSE listing standards does not affect the Company's ongoing business operations or its U.S. Securities and Exchange Commission reporting requirements, nor does it trigger any violation of its material debt or other obligations.  The Company is considering all available options to regain compliance with the NYSE's continued listing standards. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.3 billion as of March 31, 2020.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.5 billion as of March 31, 2020.
As of March 31, 2020, we had $3.8 billion of AUM, $1.3 billion in permanent capital vehicles and $2.5 billion in long-dated private funds and SMAs. Our AUM as of March 31, 2020 declined by 18% year-over-year which was driven primarily by distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through March 31, 2020 was 16% and our compounded annual Fee Earning AUM growth rate was 7%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of March 31, 2020, we had $1.7 billion of Fee Earning AUM which consisted of $1.0 billion in permanent capital vehicles and $0.7 billion in long-dated private funds and SMAs. Our Fee Earning AUM as of March 31, 2020 declined by 36% year-over-year which was driven primarily by changes in fund values and capital reductions resulting from debt repayments and distributions. Typically, the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products, as well as Part I incentive fees earned from our permanent capital vehicles and certain of our long-dated private funds. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are typically calculated based upon net investment income, subject to a hurdle rate, and are paid quarterly in cash.
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
For the three months ended March 31, 2020, 90% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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
The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of May 12, 2020:

(1)

Pre-IPO Owners
Public Shareholders
Medley Group LLC
Class B common stock
- 97.6% of voting power in Medley Management Inc. (1)
- No economic rights
LLC Units
- No voting rights
- Exchangeable on 1 for 1 basis for shares of Class A common stock (2)
- 80.8% of outstanding LLC Units
Class A common stock
- 2.4% of voting power in Medley Management Inc. (1)
- 100% of economic interests in Medley Management Inc.
Medley Management Inc.
Sole Managing Member and LLC Units
- 100% of voting power in Medley LLC
- 19.2% of outstanding LLC Units
Medley LLC
Medley SMA Advisors LLC
MCC Advisors LLC
Medley GP Holdings LLC
SIC Advisors LLC
MOF II Management LLC
MOF III Management LLC
MCOF Management LLC (4)
Medley (Aspect) Management LLC (3)
STRF Advisors LLC
Medley Capital LLC
Medley GP LLC
MOF II GP LLC (6)
MOF III GP LLC
MOF III Offshore GP LLC
MCOF GP LLC (5)
Medley (Aspect) GP LLC (7)
Medley (Aspect B) GP LLC
Medley Caddo Investment LLC (8)
Medley Avantor Investors LLC (10)
Medley Real D Investors LLC (9)
Medley Cloverleaf Investors LLC (11)

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

(3)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) Management LLC.

(4)	Medley LLC holds 95.5% of the Class B economic interests in MCOF Management LLC.

(5)	Medley GP Holdings LLC holds 95.5% of the Class B economic interests in MCOF GP LLC.

(6)
Certain employees, former employees and former members of Medley LLC hold approximately 40.3% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the carried interest earned from MOF II.

(7)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.

(8)
Certain employees and formal employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Caddo Investors LLC, entitling the holders to share the carried earned from Caddo Investors Holdings I LLC.

(9)
Certain employees and formal employees of Medley LLC hold approximately 69.9% of the limited liability company interests in Medley Real D Investors LLC, entitling the holders to share the carried earned from Medley Real D (Annuity) LLC.

(10)
Certain employees and formal employees of Medley LLC hold approximately 70.2% of the limited liability company interests in Medley Avantor Investors LLC, entitling the holders to share the carried earned from Medley Tactical Opportunities LLC.

(11)
Certain employees and formal employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Cloverleaf Investors LLC, entitling the holders to share the carried earned from Medley Chiller Holdings LLC.

.
Agreements and Plans of Merger
The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MDLY Merger Agreement (as defined below) and Amended MCC Merger Agreement (as defined below) were terminated. See “Recent Developments” for more information.
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
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries), will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. MCC and Sierra are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement (as described below), the defendant parties to the Settlement (other than the Company) shall, among other things, deposit or cause to be deposited the Settlement shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.
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
Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and Final Judgement and corresponding Settlement.
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
On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

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
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $1.9 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three months ended March 31, 2020, the domestic economy slowed significantly, LIBOR rates decreased slightly and global equity markets declined substantially, primarily due to the impact of COVID-19. Across the lending spectrum, year over year loan issuances decreased, driven primarily by reduced merger and acquisition activity and increased volatility and uncertainty due to impacts from COVID-19. As our platform provides us the ability to lend across the capital structure and at varying interest rates, our firm may have access to a larger borrower subset, during periods of heightened volatility.
In addition to these macroeconomic trends and market factors, our future performance is dependent on our ability to attract new capital. We believe the following factors will influence our future performance:

•
The extent to which investors favor directly originated private credit investments. Our ability to attract additional capital is dependent on investors’ views of directly originated private credit investments relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (i) the importance of directly originated private credit investment strategies for institutional investors; (ii) demand for directly originated private credit investments from retail investors; (iii) recognition by the consultant channel, which serves endowment and pension fund investors, that directly originated private credit is an important component of asset allocation; (iv) increasing demand from insurance companies seeking alternatives to investing in the liquid credit markets; and (v) de-leveraging of the global banking system, bank consolidation and increased bank regulatory requirements.

•
Our ability to generate strong, stable returns and retain investor capital throughout market cycles. The capital we are able to attract and retain drives the growth of our AUM, fee earning AUM and management fees. We believe we are positioned to invest through market cycles given our AUM is in either permanent capital vehicles or long-dated private funds and SMAs.

•
Our ability to source investments with attractive risk-adjusted returns. Our ability to grow our revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised. We believe that the current economic environment, while uncertain, will ultimately provide attractive investment opportunities. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, size and the liquidity available in our investment vehicles. A significant decrease in the quality or quantity of investment opportunities in the directly originated private credit market, a substantial increase in corporate default rates, an increase in competition from new entrants providing capital to the private debt market and a decrease in recovery rates of directly originated private credit could adversely affect our ability to source investments with attractive risk-adjusted returns.

•
The attractiveness of our product offering to investors. We expect defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies to maintain or increase exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicles and long-dated private funds and SMAs may benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

•
The strength of our investment process, operating platform and client servicing capabilities. Following the 2008 financial crisis, investors in alternative investments, including those managed by us, have heightened their focus on matters such as manager due diligence, reporting transparency and compliance infrastructure, and we expect this to continue during and post the COVID-19 pandemic. Since inception, we have invested in our investment monitoring systems, compliance and enterprise risk management systems to proactively address investor expectations and the evolving regulatory landscape. We believe these investments in operating infrastructure will continue to support our growth in AUM.

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
The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors — Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2020, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. Prior to the receipt of this distribution, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2020 and December 31, 2019, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment income. Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of our equity method investments in addition to the income/expense allocations from such investments.
In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the manner in which management fees, performance fees, carried interest, investment income and other fees are recognized.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. For each of the Co-Chief Executive Officers such maximums were $0.4 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ending March 31, 2020 our Co-Chief Executive Officers received an aggregate of $0.2 million of guaranteed payments. Neither of our Co-Chief Executive Officers received any guaranteed payments during the three months ended March 31, 2019.
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services and other general operating items.
Other Income (Expense)
Dividend Income. Dividend income consists of dividends associated with our investment in SIC and, prior to December 31, 2019, our investment in MCC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.
Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.
Other (Income) Expenses, Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable and, prior to December 31, 2019, unrealized gains (losses) from our investment in shares of MCC.
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
Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 33.0% for each of the years 2020 and 2019. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(5,687)	$(433)
Net (loss) income per Class A common stock	$(0.20)	$(0.02)
Net Income Margin (1)	(72.2)%	(3.1)%
Weighted Average Shares - Basic and Diluted	6,235,428	5,754,665

Non-GAAP Data:
Core Net Income (Loss)	$(3,816)	$705
Core EBITDA	$(605)	$3,880
Core Net Income (Loss) Per Share	$(0.07)	$0.02
Core Net Income Margin	(30.4)%	5.1%
Pro-Forma Weighted Average Shares Outstanding	34,240,249	32,117,893

Other Data (at period end, in millions):
AUM	$3,824	$4,668
Fee Earning AUM	$1,736	$2,711

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ending March 31, 2020.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,548	$2,574	$4,122	38%	62%
Commitments (1)	(31)	(7)	(38)
Capital reduction (2)	—	(10)	(10)
Distributions (3)	(11)	(13)	(24)
Change in fund value (4)	(196)	(30)	(226)
Ending balance, March 31, 2020	$1,310	$2,514	$3,824	34%	66%

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
AUM decreased by $298.0 million to $3.8 billion as of March 31, 2020 compared to December 31, 2019. Our permanent capital vehicles decreased AUM by $238.0 million as of March 31, 2020 and our long-dated private funds and SMAs decreased AUM by $60.0 million as of March 31, 2020 in each case as compared with December 31, 2019.

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

Components of Fee Earning AUM

	As of
	March 31, 2020	December 31, 2019

	(in millions)
Fee earning AUM based on gross asset value	$1,061	$1,361
Fee earning AUM based on invested capital, NAV or capital commitments	675	777
Total fee earning AUM	$1,736	$2,138
As of March 31, 2020, fee earning AUM based on gross asset value decreased by $300.0 million, compared to December 31, 2019. The decrease was due primarily to changes in fund value, distributions and debt repayments representing capital reductions.
As of March 31, 2020, fee earning AUM based on invested capital, NAV or capital commitments decreased by $102.0 million compared to December 31, 2019. The decrease was primarily due to the return of portfolio investment capital to the respective funds.
The table below presents the roll forward of fee earning AUM for the three months ending March 31, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,361	$777	$2,138	64%	36%
Commitments (1)	(91)	14	(77)
Distributions (3)	(11)	(52)	(63)
Change in fund value (4)	(198)	(64)	(262)
Ending balance, March 31, 2020	$1,061	$675	$1,736	61%	39%

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
Total fee earning AUM decreased by $402.0 million, or 19%, to $1.7 billion as of March 31, 2020 compared to December 31, 2019, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 437 investments and have invested a total of $2.5 billion. As of March 31, 2020, fee earning AUM was $743 million. The performance for SIC as of March 31, 2020 is summarized below:

Annualized Net Total Return(1)	0.0%
Annualized Realized Losses on Invested Capital	1.3%
Average Recovery(3)	57.0%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 251 investments and have invested a total of $2.2 billion. As of March 31, 2020, fee earning AUM was $319 million. The performance for MCC as of March 31, 2020 is summarized below:

Annualized Net Total Return(2)	(6.7)%
Annualized Realized Losses on Invested Capital	3.1%
Average Recovery(3)	37.3%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $978 million. As of March 31, 2020, fee earning AUM was $109 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of March 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.9%
Net Investor Internal Rate of Return(5):	1.6%
Annualized Realized Losses on Invested Capital:	3.2%
Average Recovery(3):	38.2%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 50 investments and have invested a total of $211 million. As of March 31, 2020, fee earning AUM was $68 million. The performance for MOF III as of March 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.1%
Net Investor Internal Rate of Return(5):	4.5%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 234 investments and have invested a total of $1.3 billion. As of March 31, 2020, fee earning AUM in our SMAs was $394 million. The aggregate performance of our SMAs as of March 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.9%
Net Investor Internal Rate of Return(6):	4.7%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	31.9%
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
The performance of Aspect, Aspect-B, MCOF, STRF and MOF III Offshore as of March 31, 2020 is not meaningful given the funds' limited capital invested to date.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through March 31, 2020. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the months ended March 31, 2020 and 2019. The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands, except AUM data)
Revenues
Management fees (there were no Part I incentive fees during the three months ended March 31, 2020 and 2019)	$7,302	$10,913
Other revenues and fees	2,727	2,441
Investment income (loss):
Carried interest	(214)	352
Other investment (loss) income, net	(1,943)	63
Total Revenues	7,872	13,769

Expenses
Compensation and benefits	6,202	8,021
General, administrative and other expenses	4,937	3,254
Total Expenses	11,139	11,275

Other Income (Expense)
Dividend income	137	572
Interest expense	(2,793)	(2,898)
Other income (expenses), net	123	3,571
Total Other Income (Expenses), Net	(2,533)	1,245
(Loss) income before income taxes	(5,800)	3,739
Provision for (benefit from) income taxes	39	(23)
Net (Loss) Income	(5,839)	3,762
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(152)	4,195
Net loss attributable to non-controlling interests in Medley LLC	(4,557)	(361)
Net Loss Attributable to Medley Management Inc.	$(1,130)	$(72)

Other data (at period end, in millions):
AUM	$3,824	$4,668
Fee earning AUM	$1,736	$2,711

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues
Management Fees. Total management fees decreased by $3.6 million, or 33%, to $7.3 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

•
Our management fees from permanent capital vehicles decreased by $2.6 million, or 35%, during the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by changes in fund values, which was mainly driven by a decline in portfolio valuations.

•
Our management fees from long-dated private funds and SMAs decreased by $0.5 million, or 29%, during the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from the SMAS, MOF II and MOF III as a result of a decrease in fee earning assets under management driven by investment realizations and changes in fund value.

Other Revenues and Fees. Other revenues and fees increased by $0.3 million, or 12%, to $2.7 million during the three months ended March 31, 2020 as compared to the same period in 2019. The increase was due primarily to higher reimbursable expenses and transaction fees from closed deals, offset by a decrease in administration fees for services provided to one of our permanent capital vehicles.
Investment Income (Loss). Investment income decreased by approximately $2.6 million to a net investment loss of $2.2 million during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was due to losses from our equity method investments, which was mainly driven by a decline in portfolio valuations, and reversal of previously recorded carried interest.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $1.8 million, or 23%, to $6.2 million for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.7 million, or 52%, to $4.9 million during three months ended March 31, 2020 compared to the same period in 2019. The increase was due primarily to a $1.6 million increase in professional fees, primarily driven by costs associated with our terminated merger with Sierra.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.4 million to $0.1 million during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was due to us no longer holding any shares of MCC during the three months ended March 31, 2020.
Interest Expense. Interest expense decreased by $0.1 million, or 4%, to $2.8 million during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was due primarily to the full amortization of the discount associated with our non recourse promissory note during the three months ended March 31, 2019.
Other Income (Expenses), net. Other expenses decreased by $3.4 million to $0.1 million during the three months ended March 31, 2020 compared to the same period in 2019. During the three months ended March 31, 2019 we recorded a $3.5 million unrealized gain on shares held of MCC. During the three months ended March 31, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in the period. During the three months ended March 31, 2019, all of the unrealized gain on shares held of MCC were allocated to redeemable non-controlling interests in consolidated subsidiaries, which did not have any impact on the net income (loss) attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was (0.7)% and (0.6)% for the three months ended March 31, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. During the three months ended March 31, 2020, our effective tax rate was impacted primarily by a full valuation allowance on our projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three months ended March 31, 2019, our effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as, discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $4.3 million to $0.2 million for the three months ended March 31, 2020 as compared to the same period 2019. The decrease was due primarily to the allocation of unrealized gains and dividend income on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries.

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

The following table is a reconciliation of net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC on a consolidated basis to Core Net Income (Loss) and Core EBITDA.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Net income (loss) attributable to Medley Management Inc.	$(1,130)	$(72)
Net income (loss) attributable to non-controlling interests in Medley LLC	(4,557)	(361)
Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(5,687)	$(433)
Reimbursable fund startup expenses	—	167
IPO date award stock-based compensation	—	42
Expenses associated with strategic initiatives	1,927	311
Other non-core items:
Severance expense	145	740
Income tax expense on adjustments	(201)	(122)
Core Net Income (Loss)	$(3,816)	$705
Interest expense	2,793	2,898
Income taxes	240	99
Depreciation and amortization	178	178
Core EBITDA	$(605)	$3,880

Core Net Income (Loss) Per Share	$(0.07)	$0.02

Pro-Forma Weighted Average Shares Outstanding (1)	34,240,249	32,117,893

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

The calculation of Core Net Income Per Share is presented in the table below:

	Three Months Ended March 31,
	2020	2019

	(in thousands, except share and per share amounts)
Numerator
Core Net Income (Loss)	$(3,816)	$705
Add: Income taxes	240	99
Pre-Tax Core Net Income (Loss)	$(3,576)	$804

Denominator
Class A common stock	6,235,428	5,754,665
Conversion of LLC Units and restricted LLC Units to Class A common stock	26,316,641	24,650,414
Restricted stock units	1,688,180	1,712,814
Pro-Forma Weighted Average Shares Outstanding	34,240,249	32,117,893
Pre-Tax Core Net Income (Loss) Per Share	$(0.10)	$0.03
Less: corporate income taxes per share (1)	0.03	(0.01)
Core Net Income (Loss) Per Share	$(0.07)	$0.02

(1)
Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the three months ending March 31, 2020 and 2019.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	Three Months Ended March 31,
	2020	2019
Net (Loss) Income Margin	(72.2)%	(3.1)%
Reimbursable fund startup expenses (1)	0.0%	1.3%
IPO date award stock-based compensation (1)	0.0%	0.3%
Expenses associated with strategic initiatives (1)	24.5%	2.3%
Other non-core items: (1)
Severance expense	1.8%	5.4%
Provision for income taxes (1)	0.5%	(0.2)%
Corporate income taxes (2)	15.0%	(0.9)%
Core Net Income Margin	(30.4)%	5.1%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 33.0% for the 2020 and 2019.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) interest payments and repayments on our outstanding debt. As of March 31, 2020, we had $6.6 million in cash and cash equivalents. Our material source of cash from our operations is management fees, which are collected quarterly. Market conditions resulting from the COVID-19 pandemic may impact our liquidity, as management fees may be impacted by declines or write downs in valuations, a slowdown or decline in deployment, or our ability to fund raise.

We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, and purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess our liquidity needs.
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
As of March 31, 2020, the outstanding senior unsecured debt balance was $118.6 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.0 million.
See Note 8, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 and the 2024 Notes.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on June 30, 2020.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Three Months Ended March 31,
	2020	2019

	(in thousands)
Statements of cash flows data
Net cash used in operating activities	$(2,612)	$(1,957)
Net cash provided by investing activities	27	101
Net cash used in financing activities	(1,374)	(2,865)
Net decrease in cash and cash equivalents	$(3,959)	$(4,721)
Operating Activities
Our net cash outflow from operating activities was $2.6 million during the three months ended March 31, 2020. During the three months ended March 31, 2020, net cash provided by operating activities was attributed to a net loss of $5.8 million, non-cash adjustments of $5.5 million and a net decrease in operating assets and liabilities of $2.2 million driven primarily by payment of 2019 accrued employee bonuses of $5.1 million.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the three months ended March 31, 2020, distributions received from our investment held at cost less impairment were less than $0.1 million.

Financing Activities
Our financing activities generally reflect cash used to make distributions to our members, non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and make payments of tax withholdings related to net share settlement of restricted stock units. During the three months ended March 31, 2020, cash used in financing activities consisted of (i) distributions to non-controlling interests and redeemable non-controlling interests of $0.4 million, (ii) payments to a former minority interest holder of $0.9 million and (iii) payments of tax withholdings related to net share settlement of restricted stock units of $0.1 million. There was no cash provided by financing activities during the three months ended Mach 31, 2020.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Form 10-Q for a summary of our significant accounting policies.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on us can be found in Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.
See Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Form 10-Q for a discussion of our commitments and contingencies.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2020.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,814	$4,881	$1,215	$—	$8,910
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	2,625	6,125	—	—	8,750
Revenue share payable	1,141	882	—	—	2,023
Capital commitments to funds (4)	256	—	—	—	256
Total	$16,836	$11,888	$70,215	$53,595	$152,534

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 9, “Loans Payable,” to our consolidated financial statements included in this Form 10-Q.

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
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of March 31, 2020, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of March 31, 2020, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2020, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.7 million.
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
Recent Developments
On May 1, 2020, the Company received a written notice of termination from Sierra in accordance with Sections 9.1 and 10.2 of the Amended MDLY Merger Agreement. Section 9.1(c) of the Amended MDLY Merger Agreement permits both the Company and Sierra to terminate the Amended MDLY Merger Agreement if the MDLY Merger has not been consummated on or before March 31, 2020 (the “Outside Date”).

As a result, the Amended MDLY Merger Agreement has been terminated effective as of May 1, 2020. Sierra terminated the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date has passed and the MDLY Merger has not been consummated. In determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

In addition, on May 1, 2020, MCC received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may, subject to certain conditions, terminate the Amended MCC Merger Agreement if the MCC Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MCC that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MCC and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of the Company and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

On January 15, 2020, the board of directors of MCC (the “MCC Board”), including all of its independent directors, approved the renewal of the investment management agreement between MCC and MCC Advisors LLC (the “MCC Investment Management Agreement”) through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to MCC. As result of the termination of the Amended MCC Merger Agreement, unless further action is taken by the MCC Board, including by a majority of the independent directors, the MCC Investment Management Agreement will be terminated effective as of May 31, 2020.

On March 11, 2020, the World Health Organization declared the spread of COVID-19 pandemic. In response, on March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law and the United States Congress continues to discuss additional stimulus measures. Several governments in jurisdictions that encompass the Company’s offices and operations have implemented extended strict social distancing measures. In response, we have implemented remote work arrangements for virtually all of our employees and restricted business travel. These arrangements have not materially affected our ability to maintain and conduct our business operations, including the operation of financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. While the COVID-19 pandemi

c has adversely affected the global economy, the nature and extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the course of the pandemic, the success of governments in relaxing social distancing measures and restarting economic activity, the efficacy of monetary and fiscal measures taken or that may be taken in the future, and the potential for structural damage to the economy due to the sharp drop in aggregate demand and, particularly in the U.S., a high level of unemployment, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of March 31, 2020, we calculated approximately a $0.5 million increase in management fees for the three months ended March 31, 2020. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of March 31, 2020, we calculated approximately a $0.6 million decrease in management fees for the three months ended March 31, 2020.
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
We have not recognized any performance fees during the three months ended March 31, 2020. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of March 31, 2020, we calculated no change in Part I and II incentive fees for the three months ended March 31, 2020. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of March 31, 2020, we calculated no change in Part I and II incentive fees for the three months ended March 31, 2020. There were no Part I or Part II incentive fees earned during the three months ended March 31, 2020.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of March 31, 2020, we calculated approximately a $0.3 million increase in carried interest for the three months ended March 31, 2020. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of March 31, 2020, we calculated approximately a $0.4 million decrease in carried interest for the three months ended March 31, 2020. During the three months ended March 31, 2020, we recorded a reversal of previously recorded carried interest of $0.2 million.
Interest Rate Risk
As of March 31, 2020, we had $136.1 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. In light of the COVID-19 pandemic, the trial that was set for May 19, 2020 has been continued with no new date set.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.
By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at $76,000,000 and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified termination rights. On April 16, 2020, Plaintiffs in Class Action 1 moved for a Preliminary Approval Order and to set a Final Approval hearing date; the motion remains pending.
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operates to release the claims asserted in the New York Actions. The attorneys for the plaintiffs in New York Action acknowledged that the settlement of the Delaware Action rendered the New York Actions moot; however, the attorneys for the plaintiffs in the New York Actions sought an order awarding them fees and recovery of expenses on account of their purported contributions to the settlement of the Delaware Action.
Following a period of negotiations, the Company and the other defendants reached an agreement with the respective plaintiffs to resolve the New York Actions. While the Company and the other defendants believed that the allegations in the New York Actions were without merit, to avoid the nuisance, potential expense, burden and delay due to continued litigation, MCC agreed to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel in connection with the mooted claims asserted. This amount will be covered by MCC’s insurance carrier. On May 11, 2020, the court formally approved the parties’ settlement agreement and dismissed the New York Actions.
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
On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC's stockholders on the MCC Merger. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.
On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the "Settlement"). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger had been consummated, the creation of a settlement fund (the "Settlement Fund"), consisting of $17 million in cash and $30 million of Sierra's common stock, with the number of shares of Sierra's common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which would have been distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the amended MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. . The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.
The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid by MCC on December 23, 2019, and (ii) an award that was contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”).
On May 1, 2020, Sierra terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. Accordingly, no Settlement Fund will be established or paid to MCC’s stockholders and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.
On January 17, 2020, MCC and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award. In light of the termination of the Amended MCC Merger Agreement, the appeal is expected to be dismissed.
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
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K for fiscal year ended December 31, 2019, filed with the SEC on March 27, 2020, which is accessible on the SEC's website at www.sec.gov. Other than the items disclosed below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Part I., Item 1A. of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Relating to the Termination of the Mergers

The termination of the Amended MDLY Merger Agreement could negatively impact us.

The termination of the Amended MDLY Merger Agreement may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the MDLY Merger or the Mergers would be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Sierra had agreed to pay in the MDLY Merger.

•	we may experience negative publicity and negative reactions from the financial markets and from our investors, creditors and employees;

•
we have incurred and may continue to incur certain significant costs relating to the MDLY Merger, such as legal, accounting, financial advisor, printing, and other professional service fees, which may relate to activities that we would not have undertaken other than in connection with the MDLY Merger; and

•	we have committed, and may be required to further commit, time and resources to defending legal proceedings commenced against us relating to the MDLY Merger.

 We cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any, to our stockholders, and could negatively impact our stock prices.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: May 15, 2020	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.