Form 10-Q
period 2020-06-30
MEDLEY MANAGEMENT INC.
filed 2020-08-14
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

(212) 759-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

(Title of each class)	Trading Symbol	(Name of each exchange on which registered)
Class A Common Stock, $0.01 par value per share	MDLY	New York Stock Exchange

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 11, 2020 was 6,370,844. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 11, 2020 was 100.

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

•	our business may be adversely affected by the ongoing COVID-19 pandemic;

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

•
“Consolidated Funds” refers to, with respect to periods after December 31, 2013 and before January 1, 2015, MOF II, with respect to periods prior to January 1, 2014, MOF I LP, MOF II and MOF III, subsequent to its formation; and, with respect to periods after May 31, 2017 and prior to April 6, 2020, Sierra Total Return Fund;

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$7,653	$10,558
Investments, at fair value	9,479	13,287
Management fees receivable	5,655	8,104
Right-of-use assets under operating leases	5,670	6,564
Other assets	11,258	10,283
Total Assets	$39,715	$48,796

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$118,766	$118,382
Loans payable	10,000	10,000
Due to former minority interest holder, net	7,763	8,145
Operating lease liabilities	7,599	8,267
Accounts payable, accrued expenses and other liabilities	26,943	22,835
Total Liabilities	171,071	167,629

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	—	(748)

Equity
Class A common stock, $0.01 par value, 3,000,000,000 shares authorized; 6,370,844 and 6,209,831 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	64	62
Class B common stock, $0.01 par value, 1,000,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid in capital	15,415	13,779
Accumulated deficit	(24,674)	(22,960)
Total stockholders' deficit, Medley Management Inc.	(9,195)	(9,119)
Non-controlling interests in consolidated subsidiaries	(364)	(391)
Non-controlling interests in Medley LLC	(121,797)	(108,575)
Total deficit	(131,356)	(118,085)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$39,715	$48,796

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Management fees (there were no Part I incentive fees during the periods presented)	$6,230	$10,208	$13,532	$21,121
Other revenues and fees	1,907	2,669	4,634	5,110
Investment income (loss):
Carried interest	300	441	86	793
Other investment (loss) income, net	140	(436)	(1,803)	(373)
Total Revenues	8,577	12,882	16,449	26,651

Expenses
Compensation and benefits	6,877	6,958	13,079	14,979
General, administrative and other expenses	3,146	4,106	8,083	7,360
Total Expenses	10,023	11,064	21,162	22,339

Other Income (Expenses)
Dividend income	—	188	137	760
Interest expense	(2,622)	(2,874)	(5,415)	(5,772)
Other expenses, net	(5,548)	(5,980)	(5,425)	(2,409)
Total expenses, net	(8,170)	(8,666)	(10,703)	(7,421)
Loss before income taxes	(9,616)	(6,848)	(15,416)	(3,109)
Benefit from income taxes	(1,356)	(70)	(1,317)	(93)
Net Loss	(8,260)	(6,778)	(14,099)	(3,016)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	211	(5,674)	59	(1,479)
Net loss attributable to non-controlling interests in Medley LLC	(7,657)	(921)	(12,214)	(1,282)
Net Loss Attributable to Medley Management Inc.	$(814)	$(183)	$(1,944)	$(255)
Dividends declared per share of Class A common stock	$—	$—	$—	$0.03

Net Loss Per Share of Class A Common Stock:
Basic (Note 14)	$(0.12)	$(0.03)	$(0.32)	$(0.04)
Diluted (Note 14)	$(0.12)	$(0.03)	$(0.32)	$(0.04)
Weighted average shares outstanding - Basic and Diluted	6,320,221	5,847,883	6,277,825	5,801,531

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(in thousands, except share amounts)

For the Three Months Ended June 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2020	6,293,154	$63	100	$—	$15,137	$(24,235)	$(539)	$(114,140)	$(123,714)
Net (loss) income	—	—	—	—	—	(814)	211	(7,657)	(8,260)
Stock-based compensation	—	—	—	—	281	—	—	—	281
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	77,690	1	—	—	(3)	—	—	—	(2)
Distributions	—	—	—	—	—	—	(36)	—	(36)
Reclassification of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	375	—	—	375
Balance at June 30, 2020	6,370,844	$64	100	$—	$15,415	$(24,674)	$(364)	$(121,797)	$(131,356)

For the Six Months Ended June 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	6,209,831	$62	100	$—	$13,779	$(22,960)	$(391)	$(108,575)	$(118,085)
Net (loss) income	—	—	—	—	—	(1,944)	63	(12,214)	(14,095)
Stock-based compensation	—	—	—	—	1,738	—	—	—	1,738
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	161,013	2	—	—	(102)	—	—	—	(100)
Distributions	—	—	—	—	—	—	(36)	(401)	(437)
Fair value adjustment to redeemable non-controlling interests (Note 17)	—	—	—	—	—	(145)	—	(607)	(752)
Reclassification of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	375	—	—	375
Balance at June 30, 2020	6,370,844	$64	100	$—	$15,415	$(24,674)	$(364)	$(121,797)	$(131,356)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(in thousands, except share amounts)

For the Three Months Ended June 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2019	5,817,298	$58	100	$—	$8,999	$(19,734)	$(502)	$(98,203)	$(109,382)
Net (loss) income	—	—	—	—	—	(183)	309	(921)	(795)
Stock-based compensation	—	—	—	—	1,436	—	—	—	1,436
Dividends declared on Class A common stock ($0.03 per share)	—	—	—	—	—	(64)	—	—	(64)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	169	—	—	169
Distributions	—	—	—	—	—	—	(223)	(732)	(955)
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	53,523	1	—	—	(1)	—	—	—	—
Balance at June 30, 2019	5,870,821	$59	100	$—	$10,434	$(19,812)	$(416)	$(99,856)	$(109,591)

For the Six Months Ended June 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	5,701,008	$57	100	$—	$7,529	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	(255)	554	(1,282)	(983)
Stock-based compensation	—	—	—	—	3,222	—	—	—	3,222
Dividends declared on Class A common stock ($0.03 per share)	—	—	—	—	—	(238)	—	—	(238)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	299	—	—	299
Distributions	—	—	—	—	—	—	(223)	(732)	(955)
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	169,813	2	—	—	(317)	—	—	—	(315)
Balance at June 30, 2019	5,870,821	$59	100	$—	$10,434	$(19,812)	$(416)	$(99,856)	$(109,591)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(14,099)	$(3,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,738	3,222
Amortization of debt issuance costs	485	407
Accretion of debt discount	392	667
Provision for deferred taxes	105	346
Depreciation and amortization	359	352
Net unrealized depreciation on investments	1,629	2,762
Losses (income) from equity method investments	412	(521)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	375	299
Non-cash lease costs	1,215	1,215
Other non-cash amounts	330	—
Changes in operating assets and liabilities:
Management fees receivable	2,449	1,048
Income distributions received from equity method investments	507	585
Purchase of investments	—	(866)
Sale of investments	95	792
Other assets	(1,284)	(1,646)
Operating lease liabilities	(989)	(1,361)
Accounts payable, accrued expenses and other liabilities	5,240	(5,654)
Net cash used in operating activities	(1,041)	(1,369)
Cash flows from investing activities
Purchases of fixed assets	(8)	(28)
Distributions received from investment held at cost less impairment	27	101
Decrease in cash resulting from deconsolidation of fund	(471)	—
Capital contributions to equity method investments	—	(3)
Net cash (used in) provided by investing activities	(452)	70
Cash flows from financing activities
Payments to former minority interest holder	(875)	(2,625)
Distributions to non-controlling interests and redeemable non-controlling interests	(437)	(2,531)
Dividends paid	—	(238)
Payments of tax withholdings related to net share settlement of restricted stock units	(100)	(315)
Net cash used in financing activities	(1,412)	(5,709)
Net decrease in cash and cash equivalents	(2,905)	(7,008)
Cash and cash equivalents, beginning of period	10,558	17,219
Cash and cash equivalents, end of period	$7,653	$10,211

Supplemental disclosure of non-cash operating and financing activities:
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$—	$8,233
Recognition of operating lease liabilities arising from obtaining right-of-use assets under operating leases upon adoption of new leasing standard	—	10,229
Accretion of operating lease liabilities recorded against right-of-use assets	—	400
Fair value adjustment to redeemable non-controlling interest in STRF Advisors LLC (Note 17)	752	—

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
Termination of Agreement and Plan of Merger
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Company would have, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 1, 2020, the Company received a written notice of termination from Sierra in accordance with Sections 9.1 and 10.2 of the Amended MDLY Merger Agreement. Section 9.1(c) of the Amended MDLY Merger Agreement permits both the Company and Sierra to terminate the Amended MDLY Merger Agreement if the MDLY Merger had not been consummated on or before March 31, 2020 (the “Outside Date”).

As a result, the Amended MDLY Merger Agreement had been terminated effective as of May 1, 2020. Sierra terminated the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date had passed and the MDLY Merger had not been consummated. Representatives of Sierra informed the Company that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

In addition, on May 1, 2020, MCC received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may have, subject to certain conditions, terminated the Amended MCC Merger Agreement if the MCC Merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MCC that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MCC and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and consist primarily of professional fees. Such expenses amounted to $0.6 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of June 30, 2020, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC were 19.4% and 80.6%, respectively, and as of December 31, 2019, were 19.3% and 80.7%, respectively. Net loss attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units and participating restricted LLC Units of Medley LLC owned by such non-managing members.
As of June 30, 2020, Medley LLC had four subsidiaries, Medley Caddo Investors Holdings 1 LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of June 30, 2020, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.1 million and less than $0.1 million, respectively. As of December 31, 2019, Medley LLC had seven subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC. As of December 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Seed Investments and Deconsolidation of Consolidated Fund
The Company accounts for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and consolidates a seed investment when the investment advisor holds a controlling interest, which is, in general, 50% or more of the equity in such investment. For seed investments in which the Company does not hold a controlling interest, the Company accounts for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value.
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. Since inception through April 6, 2020, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its consolidated financial statements.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed balance sheet of STRF as of December 31, 2019 is presented in the table below.

As of
December 31, 2019

Assets	(in thousands)
Cash and cash equivalents	$682
Investments, at fair value	1,441
Other assets	29
Total assets	$2,152
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$342
Equity	1,810
Total liabilities and equity	$2,152
As of December 31, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets and $1.8 million of equity as a result of the consolidation of STRF. During the six months ended June 30, 2020 and 2019 this fund did not generate any significant income or losses from operations.
In connection with the exercise of DB Med Investors put option right in October 2019, as further discussed in Notes 11 and 17 to these condensed consolidated financial statements, STRF filed an application with the Securities and Exchange Commission ("SEC") on December 26, 2019, and an amendment on February 24, 2020, requesting an order under section 8(f) of the Investment Company Act of 1940 (the "Act") declaring that it has ceased to be an investment company. On March 25, 2020, the SEC ordered, under the Act, that STRF's application registration under the Act shall forthwith cease to be in effect. All shares of STRF held by the Company were transferred to DB Med Investors as well as $0.1 million of remaining cash held by Medley Seed Funding II LLC on April 6, 2020, in full satisfaction of the liability due to DB Med Investors (Note 11). As a result of the transfer of STRF shares to DB Med Investors, the Company no longer consolidates STRF in its consolidated financial statements for periods subsequent to April 6, 2020.
The condensed balance sheet of STRF as of April 6, 2020, the date of deconsolidation, is presented in the table below.

As of
April 6, 2020

Assets	(in thousands)
Cash and cash equivalents	$471
Investments, at fair value	1,016
Other assets	76
Total assets	$1,563
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$39
Equity	1,524
Total liabilities and equity	$1,563
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
As of June 30, 2020, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $2.5 million, receivables of $0.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $3.0 million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of June 30, 2020, the Company’s maximum exposure to losses from these entities is $3.2 million.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of June 30, 2020 and December 31, 2019. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Investments of Consolidated Fund
In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company's consolidated fund at December 31, 2019 has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The consolidated fund weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus unamortized discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the consolidated fund’s board of trustees based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time. As a result of the transfer of STRF shares to DB Med Investors on April 6, 2020, the Company no longer consolidates STRF in its consolidated financial statements.
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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the three and six months ended June 30, 2020, the Company received a carried interest distribution of $0.1 million. Prior to this distribution, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. In addition to the receipt of these distributions, the Company has also received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2020 and December 31, 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During the three and six months ended June 30, 2020, the Company's did not record any reversals of previously recognized carried interest. During the three and six months ended June 30, 2019, the Company recorded reversals of previously recognized carried interest of less than $0.1 million.
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
Recently Issued Accounting Pronouncements Adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020 and the impact was not material.
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
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and six months ended June 30, 2020:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
For the three months ended June 30, 2020
Management fees	$3,916	$1,210	$1,104	$—	$6,230
Other revenues and fees	1,562	—	—	345	1,907
Total revenues from contracts with customers	$5,478	$1,210	$1,104	$345	$8,137

For the six months ended June 30, 2020
Management fees	$8,810	$2,536	$2,186	$—	$13,532
Other revenues and fees	3,234	—	—	1,400	4,634
Total revenues from contracts with customers	$12,044	$2,536	$2,186	$1,400	$18,166
Management fees in the table above are presented net of expense support payments of $0.3 million under an expense support agreement entered into by the Company and MCC on June 12, 2020 (See Note 13). In determining whether the expenses under the expense support agreement should be recorded on a gross or net basis on its consolidated statements of operations the Company followed the contract modification guidance in ASC 606. As the expense support agreement changes the existing enforceable rights and obligations of the parties to the original contract, the expense support agreement represents an agreed-upon change in the transaction price, and as such, is presented on a net basis within management fees on the Company's condensed consolidated statement of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and six months ended June 30, 2019:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
For the three months ended June 30, 2019
Management fees	$7,021	$1,710	$1,477	$—	$10,208
Other revenues and fees	1,472	—	—	1,197	2,669
Total revenues from contracts with customers	$8,493	$1,710	$1,477	$1,197	$12,877

For the six months ended June 30, 2019
Management fees	$14,550	$3,570	$3,001	$—	$21,121
Other revenues and fees	3,252	—	—	1,858	5,110
Total revenues from contracts with customers	$17,802	$3,570	$3,001	$1,858	$26,231
Other revenues and fees reflected in the tables above consist of: (i) revenues earned under administration agreements, as described in Note 13, (ii) revenues earned by Medley while serving as loan administrative agent on certain deals, including loan administration fees and transaction fees, (iii) reimbursable origination and deal related expenses, (iv) reimbursable entity formation and organizational expenses and (v) consulting fees for providing non-advisory services related to one of the Company's managed funds.
The Company's asset management, advisory and other related services are transferred over time and the Company recognizes these revenues over the period of time these services are provided.
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets and were $0.2 million as of June 30, 2020 and December 31, 2019. During the three months ended June 30, 2020 and 2019, the Company recognized revenue from amounts included in deferred revenue of $0.1 million and $0.2 million, respectively, and received cash deposits of $0.1 million, for each of those periods then ended. During the six months ended June 30, 2020 and 2019, the Company recognized revenue from amounts included in deferred revenue of $0.3 million for each of those periods and received cash deposits of $0.2 million for each of those periods.
The Company did not have any contract assets as of June 30, 2020 or December 31, 2019.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Equity method investments, at fair value	$9,431	$11,650
Investment held at cost less impairment	48	196
Investments of consolidated fund	—	1,441
Total investments, at fair value	$9,479	$13,287
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment in Sierra Income Corporation (“SIC” or “Sierra”), a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other investment (loss) income, net on the Company's condensed consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and six months ended June 30, 2020 and 2019.
The Company's equity method investment in shares of Sierra was $5.1 million and $6.4 million as of June 30, 2020 and December 31, 2019, respectively. The remaining balance as of June 30, 2020 and December 31, 2019 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of June 30, 2020 and December 31, 2019, the balance due to the Company for such performance fees was $0.9 million for each of those periods then ended. Revenues associated with these performance fees are classified as carried interest within investment income (loss) on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's condensed consolidated statement of operations if an impairment has been determined. For the three and six months ended June 30, 2020, the Company recorded an impairment loss of $0.1 million. There were no impairment losses recorded during the three and six months ended June 30, 2019.
Investments of consolidated fund
As of December 31, 2019, Medley measured the carrying value of investments held by its consolidated fund, which consisted of $0.2 million of equity investments and $1.3 million of senior secured loans. There were no investments of consolidated fund as of June 30, 2020, as a result of the deconsolidation of STRF on April 6, 2020.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in these condensed consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

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

There were no financial assets or liabilities at fair value as of June 30, 2020 due to the deconsolidation of STRF and settlement of the amounts due to DB Med Investors in April 2020.
The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2019:

	As of December 31, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$110	$—	$1,331	$1,441
Total Assets	$110	$—	$1,331	$1,441
Liabilities
Due to DB Med Investors (Note 11)	$—	$—	$1,750	$1,750
Total Liabilities	$—	$—	$1,750	$1,750
Included in investments of consolidated fund as of December 31, 2019 are Level I assets of $0.1 million in equity investments and Level III assets of $1.3 million, which consists of senior secured loans and equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and six months ended June 30, 2020 and 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of June 30, 2020
	Balance at December 31, 2019	Deconsolidation of STRF	Transfers In or (Out) of Level III	Realized and Unrealized Depreciation	Sale of Level III Assets	Balance at June 30, 2020

	(in thousands)
Investments of consolidated fund	$1,331	(940)	—	(295)	(96)	$—
The following is a summary of changes in fair value of the Company's financial liabilities that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Liabilities as of June 30, 2020
	Balance at December 31, 2019	Settlement of liability to DB Med Investors, at fair value	Payments	Realized and Unrealized Depreciation	Balance at June 30, 2020

	(in thousands)
Due to DB Med Investors (Note 11)	$1,750	(1,541)	—	(209)	$—
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2020.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
Prior to the deconsolidation of STRF on April 6, 2020, the Company's investments of consolidated fund were treated as investments at fair value and any realized and unrealized gains and losses from those investments were recorded through the Company's condensed consolidated statements of operations. The Company's treatment was consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes. The fair value of the Company's liability to DB Med Investors at December 31, 2019 was derived from the net asset value of shares of STRF which was held by the Company. On April 6, 2020, such shares were distributed to DB Med Investors in satisfaction of the Company's liability to them. Changes in unrealized losses related to the Company's due to DB Med Investors liability were all included in earnings.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The components of lease cost and other information during the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Lease cost	(in thousands)
Operating lease costs	$641	$633	$1,280	$1,258
Variable lease costs	—	—	—	—
Sublease income	(110)	(115)	(219)	(230)
Total lease cost	$531	$518	$1,061	$1,028

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 is as follows

	As of
	June 30, 2020	December 31, 2019

Weighted-average remaining lease term (in years)	3.0	3.5
Weighted-average discount rate	8.2%	8.2%

On June 29, 2020, the Company entered into a letter agreement with its landlord for its New York headquarters, in which the Company was granted its request for a concession from the landlord to defer rent payments for the months of May, June, July and August 2020 until 2021. The deferred rent payments, which aggregated $0.8 million, will be paid back in nine equal monthly installments commencing on January 1, 2021.
In April 2020, the FASB staff issued a question and answer document (“FASB Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The FASB Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected to apply such relief and availed itself of the election to avoid performing a lease-by-lease analysis for the lease concessions received as the concessions granted as relief were due to the COVID-19 pandemic and result in the cash flows to the landlord remaining substantially the same or less.
Future payments for operating leases as of June 30, 2020 are as follows (in thousands):

Remaining in 2020 (July 1st through December 31st)	$1,051
2021	3,288
2022	2,441
2023	1,822
Total future lease payments	8,602
Less imputed interest	(1,003)
Operating lease liabilities, at June 30, 2020	$7,599

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. OTHER ASSETS
Other assets consist of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $4,206 and $3,847, respectively	$2,213	$2,564
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,583	1,073
Deferred tax assets, net (Note 15)	230	185
Due from affiliates (Note 13)	564	1,787
Prepaid expenses and income taxes	4,244	2,022
Other assets	449	677
Total other assets	$11,258	$10,283
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,401 and $2,584, respectively	$51,194	$51,011
2024 Notes, net of unamortized premium and debt issuance costs of $1,428 and $1,629 respectively	67,572	67,371
Total senior unsecured debt	$118,766	$118,382
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its term loan facility with Credit Suisse, which was terminated in February 2017. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $11.1 million as of June 30, 2020.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended June 30, 2020 and 2019. For each of the six months ended June 30, 2020 and 2019, such interest expense was $2.0 million.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $17.3 million as of June 30, 2020.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended June 30, 2020 and 2019. For each of the six months ended June 30, 2020 and 2019, such interest expense was $2.7 million.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Non-recourse promissory notes	$10,000	$10,000
Total loans payable	$10,000	$10,000
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was less than $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, interest expense under these notes, including accretion of the notes discount, was $0.2 million and $0.5 million, respectively. The notes had an original maturity date of March 31, 2019. Through various amendments dated February 28, 2019, June 28, 2019, December 8, 2019, March 27, 2020 and June 30, 2020, the maturity date had been extended, with the latest amendment, extending the maturity date to December 31, 2020. As consideration paid for the June 28, 2019 amendment, the interest rate on these notes was increased by 1.0% per annum. As consideration received for the June 30, 2020 amendment, the 1.0% increase in the interest per annum is no longer in effect for periods subsequent to June 30, 2020. The fair value of the outstanding balance of the notes was $10.0 million as of June 30, 2020 and December 31, 2019.
Contractual Maturities of Loans Payable
The $10.0 million of future principal payments will be due on December 31. 2020. The notes can also be settled in full by delivery of 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations.
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
Effective May 13, 2019, the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company. For the six months ended June 30, 2019, amortization of deferred issuance costs associated with the Revolving Credit Facility was $0.1 million.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $987 and $1,480, respectively	$7,763	$8,145
Total due to former minority interest holder	$7,763	$8,145

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC ("SCAS"). The Company’s redemption right was triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date.

In December 2018, Medley LLC entered into a Letter Agreement with SCAS, whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by Medley under the LLC Agreement. The amount due was payable in sixteen equal installments through August 5, 2022. The unamortized discount is being amortized over the term of the payable using the effective interest method.

As a result of the ongoing economic impact of COVID-19, the Company did not pay its installment payment that was due in May 2020 and commenced discussions with SCAS to seek deferral of a portion of the upcoming installment payments until 2021 through 2023. On August 4, 2020, the Company and SCAS entered into an amendment to the Letter Agreement which, among other items, revises the payment terms under the original letter agreement. The payment terms were amended such that the remaining balance due to SCAS would be payable as follows: $700,000 on August 5, 2020, followed by three quarterly installments of $350,000 and quarterly installments thereafter of $1.0 million through February 5, 2023.

As of June 30, 2020, future payments due to the former minority interest holder, including principal and implied interest, prior to the amended Letter Agreement, were as follows (in thousands):

Remaining in 2020 (July 1st through December 31st)	$2,625
2021	3,500
2022	2,625
Total future payments	$8,750

During the three and six months ended June 30, 2020 the amortization of the discount was $0.2 million and $0.5 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations. During the three and six months ended June 30, 2019 the amortization of the discount was $0.3 million and $0.5 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Accrued compensation and benefits	$4,873	$6,161
Due to affiliate (Note 13)	7,219	7,212
Revenue share payable (Note 12)	7,279	2,316
Accrued interest	1,294	1,294
Professional fees	3,806	1,650
Deferred tax liabilities (Note 15)	773	623
Due to DB Med Investors, at fair value	—	1,750
Accounts payable and other accrued expenses	1,699	1,829
Total accounts payable, accrued expenses and other liabilities	$26,943	$22,835

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC ("DB Med Investors’’) to invest in new and existing Medley managed funds (the "Joint Venture"). Under the Master Investment Agreement, as amended (the "MIA"), DB Med Investors have the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. In October 2019, a Put Option Trigger Event had occurred. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”) and Medley Seed Funding II LLC (“Seed Funding II”) received notice from DB Med Investors that they exercised their put option right under the MIA. In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet (Note 17) to due to DB Med Investors, a component of accounts payable, accrued expenses and other liabilities, at its then fair value of $18.1 million. In addition, the Company elected to subsequently remeasure the liability under ASC 825, Financial Instruments, with changes recorded through earnings. The fair value of this liability at December 31, 2019 was determined to be $1.8 million which represented the fair value of the remaining assets held in the Medley Seed Funding entities at December 31, 2019, which, as further described below, was distributed to DB Med Investors on April 6, 2020 at its then fair value of $1.5 million.
In accordance with its obligations under the MIA, on October 25, 2019 and October 28, 2019, Seed Funding I distributed to DB Med Investors all of its assets, including the 7,756,938 shares of MCC, which had an aggregate fair value on the date of transfer of $16.5 million, and cash of less than $0.1 million. Seed Funding II distributed to DB Med Investors all of its assets, including cash of $0.2 million and approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund on April 6, 2020.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Refer to Note 6 to these condensed consolidated financial statements.
Capital Commitments to Funds
As of June 30, 2020 and December 31, 2019, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. Each quarter the Company performs an analysis to recalculate the fair value of the revenue share obligation. The analysis includes assumptions related to expected future cash flows, present value discount rate and the renewal of the investment advisory agreement with Sierra, which is subject to an annual renewal and may also be terminated by Sierra upon 60 days' notice to the Company. As of June 30, 2020 and December 31, 2019, this obligation amounted to $7.3 million and $2.3 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

liabilities on the Company's consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would have become effective upon the closing of the Company's then-pending (and now terminated) merger with Sierra. In accordance with the provisions of the termination agreement, the Company would have paid the lenders $6.5 million on or prior to the merger closing date, reimbursed the lenders for their out of pocket legal fees and entered into a six month $6.5 million promissory note. The promissory note would have borne interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would have been for the full satisfaction of the two non-recourse promissory notes described in Note 9 as well as the Company's revenue share obligation described above. On May 1, 2020, the Company had received a notice of termination from Sierra, of its previously announced merger. Because the termination agreement and economic terms described above were conditioned upon closing of the merger, the agreement has been effectively rendered void.
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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. The trial date has been rescheduled for October 5, 2020.
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
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at $76,000,000 and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified t

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ermination rights. A hearing on the Plaintiffs’ motion for Class Action 1 for final approval of the settlement is scheduled for October 21, 2020.
On May 11, 2020, the court approved a settlement and dismissed two purported class actions that had been commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint were Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation (“MCC”), MDLY, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims that were asserted, or which could have been asserted, in the New York Actions. None of the defendants paid any consideration to the plaintiffs in connection with the dismissal. The plaintiffs agreed to dismiss the New York Actions in exchange for MCC’s agreement to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total revenues recorded under these agreements during the three and six months ended June 30, 2020 and 2019 are reflected in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
MCC Admin Agreement	$609	$734	$1,282	$1,615
SIC Admin Agreement	663	515	1,371	1,178
Fund Admin Agreements	290	223	581	459
Total administrative fees from related parties	$1,562	$1,472	$3,234	$3,252
Amounts due from related parties under these agreements are reflected in the table below.

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$615	$444
Amounts due from SIC under the SIC Admin Agreement	669	382
Amounts due from entities under the Fund Admin Agreements	299	247
Total administrative fees receivable	$1,583	$1,073
Other Amounts Due From Affiliates
The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included in due from affiliates, a component of other assets on the Company's condensed consolidated balance sheets. Amounts due from affiliates are reflected in the table below.

	As of
	June 30, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC	$31	$209
Amounts due from SIC	121	578
Amounts due from long-dated private funds	169	801
Amounts due from separately managed accounts	243	199
Due from Affiliates	$564	$1,787
Amounts Due to Affiliates
Amounts due to affiliates reflects a clawback obligation of carried interest tax distributions that were received by the Company that would need to be paid back to the respective funds, if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life. Amounts due to affiliates were $7.2 million as of June 30, 2020 and December 31, 2019.
Expense Support Agreement
On June 12, 2020, the Company and MCC entered into an Expense Support Agreement (the “ESA”) under which the Company agreed to cap the MCC management fee and all of MCC's other operating expenses (except interest expense, certain extraordinary strategic transaction expenses, and other expenses approved by the MCC Special Committee) at $667,000 per month (the “Cap”). Under the ESA, the Cap will be in effect from June 1, 2020 through September 30, 2020. During the three and six months ended June 30, 2020, the Company recorded $0.3 million for ESA expenses under this agreement. The ESA expenses are presented as a reduction of management fees in the condensed consolidated statement of operations and as a reduction to management fees receivable on the condensed consolidated balance sheets.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the Expense Support Agreement, MCC extended the term of the amended and restated investment management agreement between the Company and MCC (the “Investment Management Agreement”) and the Administration Agreement through the quarter ended September 30, 2020. In connection with the foregoing, on June 12, 2020, the Board of MCC approved an amendment to the Investment Management Agreement and an amendment to the Administration Agreement to provide, in each case, that such agreement may be terminated by the Company or MCC with 30 days’ notice, rather than 60 days’ notice.
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
The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through June 30, 2020.
14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method during the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net loss attributable to Medley Management Inc.	$(814)	$(183)	$(1,944)	$(255)
Less: Fair value adjustment to redeemable non-controlling interest (Note 17)	—	—	(147)	—
Less: Allocation of earnings to participating securities	72	16	72	(6)
Net loss available to Class A common stockholders	$(742)	$(167)	$(2,019)	$(261)

Denominator
Weighted average shares of Class A common stock outstanding	6,320,221	5,847,883	6,277,825	5,801,531
Net loss income per share of Class A common stock	$(0.12)	$(0.03)	$(0.32)	$(0.04)
The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 26,735,223 and 26,316,641 LLC Units and restricted LLC Units as of June 30, 2020 and 2019, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the six months ended June 30, 2019. There were no dividends declared during the six months ended June 30, 2020.

Declaration Dates	Record Date	Payment Dates	Per Share

March 27, 2019	April 15, 2019	May 3, 2019	$0.03
15. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The Company's net deferred tax assets were $0.2 million as of June 30, 2020 and December 31, 2019. The Company's deferred tax assets consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of June 30, 2020 and December 31, 2019 is presented net of a valuation allowance of $5.4 million and $6.0 million, respectively. Deferred tax liabilities as of June 30, 2020 and December 31, 2019 were $0.8 million and $0.6 million, respectively.
The quarterly provision for income taxes is determined based on the Company’s estimated annual effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the period in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the three and six months ended June 30, 2020 and 2019, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income (loss) attributable to Medley Management Inc. Due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.
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
The Company’s effective tax rate was 14.1% and 1.0% for the three months ended June 30, 2020 and 2019, respectively and 8.5% and 3.0% for the six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, the Company's effective tax rate was impacted by a favorable current income tax benefit of $1.4 million primarily due to provisions of the CARES Act, allowing for the carryback of net operating losses which are currently being projected for 2020. Also impacting the effective tax rate is a full valuation allowance being provided by the Company on its projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three and six months ended June 30, 2019, the Company's effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as, discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and six months ended June 30, 2020 and 2019. As of and during the three and six months ended June 30, 2020 and 2019, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York, New York City, and California.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.8 million and $1.3 million during the three months ended June 30, 2020 and 2019, respectively. Such maximums aggregated to $1.5 million and $2.5 million during the six months ended June 30, 2020 and 2019,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

respectively. During the three and six months ended June 30, 2020, the Company's Co-Chief Executive Officers received guaranteed payments in the aggregate of $0.4 million and $0.6 million, respectively. Neither of the Company’s Co-Chief Executive Officers received any guaranteed payments during the three and six months ended June 30, 2019.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and six months ended June 30, 2020, the Company's accrued contributions to the plan were $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2019, the Company's accrued contributions to the plan were $0.1 million and $0.3 million, respectively. As of June 30, 2020 and December 31, 2019 the Company's outstanding liability to the plan was $0.7 million and $0.4 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. The maximum aggregate number of awards available to be granted under the plan, as amended, is 9,000,000, of which all or any portion may be issued as shares of Medley Management Inc.'s Class A common stock or Medley LLC's unit interests. As of June 30, 2020, there were 3.3 million awards available to be granted under the Plan, as amended.
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
During the three months ended June 30, 2020 and 2019, stock-based compensation was $0.3 million and $1.4 million, respectively. Stock-based compensation for the six months ended June 30, 2020 and 2019 was $1.7 million and $3.2 million, respectively.
A summary of RSU and restricted LLC Unit activity during the six months ended June 30, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,729,846	$5.39	2,379,748	$4.91
Granted	1,087,793	0.48	418,582	0.47
Forfeited	(122,719)	4.10	—	—
Vested	(215,367)	6.37	—	—
Balance at June 30, 2020	2,479,553	$3.21	2,798,330	$4.24
The aggregate grant date fair value of RSUs vested during the three and six months ended June 30, 2020 was $0.2 million and $1.4 million, respectively. The vesting of 215,367 RSUs resulted in the issuance of 161,013 Class A common shares to employees and independent directors. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total employee tax obligations amounted to $0.1 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's condensed consolidated statements of cash flows.
During the six months ended June 30, 2020 and 2019, previously recognized compensation reversed relating to forfeited RSUs was $1.2 million and $0.9 million, respectively. In addition, during the six months ended June 30, 2020 and 2019, the Company reclassified cumulative dividends of $0.4 million and $0.3 million, respectively, from retained earnings to other compensation expense as a result of such forfeitures. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of June 30, 2020 was $8.6 million and is expected to be recognized over a weighted average period of 1.9 years. Such amount excludes unamortized compensation of $1.3 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the six months ended June 30, 2020 and 2019 is reflected in the table below (in thousands).

	For the Six Months Ended June 30,
	2020	2019

Balance at beginning of the period	$(748)	$23,186
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(4)	(2,033)
Distributions	—	(1,576)
Fair value adjustment to redeemable non-controlling interests	752	—
Balance at end of the period	$—	$19,577
As of January 1, 2020, the Company's redeemable non-controlling interests balance was comprised of one minority interest holder's membership units in STRF Advisors LLC. As of January 1, 2019, in addition to this minority interest holder, the Company's redeemable non-controlling interests balance was also comprised of DB MED Investor I LLC and DB MED Investor II LLC (‘DB Med Investors’’) preferred interest in a joint venture, as further described below.
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
On February 5, 2020, a termination event occurred and as a result, the Company reclassified STRF Advisors LLC s minority interest balance from redeemable non-controlling interests in the mezzanine section of its condensed consolidated balance sheet to due to former minority interest holder, net at its then current redemption value. The redemption value of the non-controlling interest was determined to be zero and was adjusted through a $0.1 million charge to accumulated deficit and a $0.6 million charge to non-controlling interests in Medley LLC. In addition, the $0.1 million adjustment to accumulated deficit reduced net loss attributable to Medley Management Inc. in the Company's calculation of earnings per share for the six months ended June 30, 2020. There were no changes in its redemption value through June 30, 2020.
During the six months ended June 30, 2020, net losses allocated to this redeemable non-controlling interest were less than $0.1 million. There were no net losses allocated to this redeemable non-controlling interest during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, net losses allocated to this redeemable non-controlling interest were less than $0.1 million and $0.1 million, respectively. As of June 30, 2020, the balance of this redeemable non-controlling interest was zero.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Total contributions to the Joint Venture amounted to $53.8 million through June 30, 2019 and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three and six months ended June 30, 2019, losses allocated to this non-controlling interest were $6.0 million and $2.0 million, respectively. Distributions paid to this non-controlling interest during the three and six months ending June 30, 2020 were $0.8 million and $1.6 million, respectively.
In October 2019, the Joint Venture did not make the 8% preferred distribution resulting in a Put Option Trigger Event. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB Med Investors that they exercised their put option rights under the amended Master Investment Agreement (the “Agreement”). In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to DB Med Investors (Note 11), a component of accounts payable, accrued expenses and other liabilities, at its then fair value. As a result of this reclassification, there was no redeemable non-controlling interest balance at June 30, 2020.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
19. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q, other than those events disclosed elsewhere in the condensed consolidated financial statements, or would be required to be recognized in the condensed consolidated financial statements as of and for the six months ended June 30, 2020.

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
We manage two permanent capital vehicles, which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC and SIC have a total AUM of $1.2 billion as of June 30, 2020.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.4 billion as of June 30, 2020.
As of June 30, 2020, we had $3.6 billion of AUM, $1.2 billion in permanent capital vehicles and $2.4 billion in long-dated private funds and SMAs. Our AUM as of June 30, 2020 declined by 19% year-over-year, which was driven primarily by distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through June 30, 2020 was 14% and our compounded annual Fee Earning AUM growth rate was 6%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of June 30, 2020, we had $1.7 billion of Fee Earning AUM which consisted of $1.0 billion in permanent capital vehicles and $0.7 billion in long-dated private funds and SMAs. Our Fee Earning AUM as of June 30, 2020 declined by 33% year-over-year which was driven primarily by changes in fund values and capital reductions resulting from debt repayments and distributions. Typically, the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
For the three and six months ended June 30, 2020, 76% and 83%, respectively, of our revenues were generated from management fees.
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
The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of August 12, 2020:

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

(8)
Certain employees and former employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Caddo Investors LLC, entitling the holders to share the carried earned from Caddo Investors Holdings I LLC.

(9)
Certain employees and former employees of Medley LLC hold approximately 69.9% of the limited liability company interests in Medley Real D Investors LLC, entitling the holders to share the carried earned from Medley Real D (Annuity) LLC.

(10)
Certain employees and former employees of Medley LLC hold approximately 70.2% of the limited liability company interests in Medley Avantor Investors LLC, entitling the holders to share the carried earned from Medley Tactical Opportunities LLC.

(11)
Certain employees and former employees of Medley LLC hold approximately 70.1% of the limited liability company interests in Medley Cloverleaf Investors LLC, entitling the holders to share the carried earned from Medley Chiller Holdings LLC.

.
Termination of Agreement and Plan of Merger
On July 29, 2019, we entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which we would have, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

On May 1, 2020, we received a written notice of termination from Sierra in accordance with Sections 9.1 and 10.2 of the Amended MDLY Merger Agreement. Section 9.1(c) of the Amended MDLY Merger Agreement permits both the Company and Sierra to terminate the Amended MDLY Merger Agreement if the MDLY Merger has not been consummated on or before March 31, 2020 (the “Outside Date”).

As a result, the Amended MDLY Merger Agreement had been terminated effective as of May 1, 2020. Sierra terminated the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date had passed and the MDLY Merger had not been consummated. Representatives of Sierra informed the Company that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

In addition, on May 1, 2020, MCC received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may have, subject to certain conditions, terminated the Amended MCC Merger Agreement if the MCC Merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MCC that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MCC and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $0.6 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three and six months ended June 30, 2020, the domestic economy slowed significantly, LIBOR rates decreased substantially and global equity markets exhibited extreme volatility, primarily due to the impact of COVID-19. Across the lending spectrum, year over year loan issuances decreased, driven primarily by reduced merger and acquisition activity and increased volatility and uncertainty due to impacts from COVID-19. As our platform provides us the ability to lend across the capital structure and at varying interest rates, our firm may have access to a larger borrower subset during periods of heightened volatility.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the three and six months ended June 30, 2020, the Company received a carried interest distribution of $0.1 million. Prior to this distribution, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. In addition to the receipt of these distributions, the Company has also received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of June 30, 2020 and December 31, 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.8 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020 our Co-Chief Executive Officers received an aggregate of $0.4 million and $0.6 million, respectively, of guaranteed payments. Neither of our Co-Chief Executive Officers received any guaranteed payments during the three and six months ended June 30, 2019.
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services and other general operating items.
Other Income (Expense)
Dividend Income. Dividend income consists of dividends associated with our investment in SIC and, prior to December 31, 2019, our investment in shares of MCC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,735,223 and 26,316,642 vested and unvested LLC Units for 26,735,223 and 26,316,642 shares of Class A common stock at the beginning of each of the periods ended in 2020 and 2019, respectively.
Core Net Income Per Share. Core Net Income Per Share is Core Net Income adjusted for corporate income taxes assuming that all of our pre-tax earnings are subject to federal, state and local corporate income taxes, divided by Pro-Forma Weighted Average Shares Outstanding (as defined above). In determining corporate income taxes we used an annual effective corporate tax rate of 44.0% and 33.0% for each of the periods ended in 2020 and 2019, respectively. Please refer to the calculation of Core Net Income Per Share in “Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.”
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(8,471)	$(1,104)	$(14,158)	$(1,537)
Net loss per Class A common stock	$(0.12)	$(0.03)	$(0.32)	$(0.04)
Net Income Margin (1)	(98.8)%	(8.6)%	(86.1)%	(5.8)%
Weighted Average Shares - Basic and Diluted	6,320,221	5,847,883	6,277,825	5,801,531

Non-GAAP Data:
Core Net Income (Loss)	$(6,096)	$660	$(9,912)	$1,365
Core EBITDA	$(4,331)	$3,827	$(4,936)	$7,707
Core Net Income (Loss) Per Share	$(0.11)	$0.02	$(0.17)	$0.03
Core Net Income Margin	(46.6)%	4.1%	(36.5)%	4.0%
Pro-Forma Weighted Average Shares Outstanding	35,003,315	33,365,615	34,621,782	32,745,161

Other Data (at period end, in millions):
AUM	$3,595	$4,422	$3,595	$4,422
Fee Earning AUM	$1,657	$2,472	$1,657	$2,472

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM for the three months ending June 30, 2020.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, March 31, 2020	$1,310	$2,514	$3,824	34%	66%
Commitments (1)	—	(5)	(5)
Capital reductions (2)	(168)	(40)	(208)
Distributions (3)	(11)	(35)	(46)
Change in fund value (4)	25	5	30
Ending balance, June 30, 2020	$1,156	$2,439	$3,595	32%	68%

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
AUM decreased by $229.0 million to $3.6 billion as of June 30, 2020 compared to March 31, 2020. Our permanent capital vehicles decreased AUM by $154.0 million as of June 30, 2020 and our long-dated private funds and SMAs decreased AUM by $75.0 million as of June 30, 2020 in each case as compared with March 31, 2020.
The table below provides the roll forward of AUM for the six months ending June 30, 2020.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,548	$2,574	$4,122	38%	62%
Commitments (1)	(31)	(12)	(43)
Capital reductions (2)	(168)	(50)	(218)
Distributions (3)	(21)	(47)	(68)
Change in fund value (4)	(172)	(26)	(198)
Ending balance, June 30, 2020	$1,156	$2,439	$3,595	32%	68%

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
AUM decreased by $527.0 million to $3.6 billion as of June 30, 2020 compared to December 31, 2019. Our permanent capital vehicles decreased AUM by $392.0 million as of June 30, 2020 and our long-dated private funds and SMAs decreased AUM by $135.0 million as of June 30, 2020 in each case as compared with December 31, 2019.

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
Components of Fee Earning AUM

	As of
	June 30, 2020	December 31, 2019

	(in millions)
Fee earning AUM based on gross asset value	$983	$1,361
Fee earning AUM based on invested capital, NAV or capital commitments	674	777
Total fee earning AUM	$1,657	$2,138
As of June 30, 2020, fee earning AUM based on gross asset value decreased by $378.0 million, compared to December 31, 2019. The decrease was due primarily to changes in fund value, distributions and debt repayments representing capital reductions.
As of June 30, 2020, fee earning AUM based on invested capital, NAV or capital commitments decreased by $103.0 million compared to December 31, 2019. The decrease was primarily due to the return of portfolio investment capital to the respective funds.
The table below presents the roll forward of fee earning AUM for the three months ending June 30, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, March 31, 2020	$1,061	$675	$1,736	61%	39%
Commitments (1)	—	20	20
Capital reduction(2)	(93)	—	(93)
Distributions (3)	(11)	(25)	(36)
Change in fund value (4)	26	4	30
Ending balance, June 30, 2020	$983	$674	$1,657	59%	41%

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
Total fee earning AUM decreased by $79.0 million, or 5%, to $1.7 billion as of June 30, 2020 compared to March 31, 2020, due primarily to permanent reductions in leverage during the period.

The table below presents the roll forward of fee earning AUM for the six months ending June 30, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,361	$777	$2,138	64%	36%
Commitments (1)	(90)	34	(56)
Capital reduction(2)	(93)	—	(93)
Distributions (3)	(21)	(76)	(97)
Change in fund value (4)	(174)	(61)	(235)
Ending balance, June 30, 2020	$983	$674	$1,657	59%	41%

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

Total fee earning AUM decreased by $481.0 million, or 22%, to $1.7 billion as of June 30, 2020 compared to December 31, 2019, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 444 investments and have invested a total of $2.5 billion. As of June 30, 2020, fee earning AUM was $676 million. The performance for SIC as of June 30, 2020 is summarized below:

Annualized Net Total Return(1)	0.3%
Annualized Realized Losses on Invested Capital	1.3%
Average Recovery(3)	58.6%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 253 investments and have invested a total of $2.2 billion. As of June 30, 2020, fee earning AUM was $307 million. The performance for MCC as of June 30, 2020 is summarized below:

Annualized Net Total Return(2)	(6.0)%
Annualized Realized Losses on Invested Capital	3.2%
Average Recovery(3)	35.0%

Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $978 million. As of June 30, 2020, fee earning AUM was $96 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of June 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.6%
Net Investor Internal Rate of Return(5):	1.8%
Annualized Realized Losses on Invested Capital:	3.2%
Average Recovery(3):	38.8%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 51 investments and have invested a total of $212 million. As of June 30, 2020, fee earning AUM was $68 million. The performance for MOF III as of June 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.8%
Net Investor Internal Rate of Return(5):	5.0%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 241 investments and have invested a total of $1.3 billion. As of June 30, 2020, fee earning AUM in our SMAs was $374 million. The aggregate performance of our SMAs as of June 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.8%
Net Investor Internal Rate of Return(6):	4.8%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	32.5%
Other Long-Dated Private Funds and Permanent Capital Vehicles
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
The performance of Aspect, Aspect-B, MCOF, STRF and MOF III Offshore as of June 30, 2020 is not meaningful given the funds' limited capital invested to date.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through June 30, 2020. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except AUM data)
Revenues
Management fees (there were no Part I incentive fees during the periods presented)	$6,230	$10,208	$13,532	$21,121
Other revenues and fees	1,907	2,669	4,634	5,110
Investment income (loss):
Carried interest	300	441	86	793
Other investment (loss) income, net	140	(436)	(1,803)	(373)
Total Revenues	8,577	12,882	16,449	26,651

Expenses
Compensation and benefits	6,877	6,958	13,079	14,979
General, administrative and other expenses	3,146	4,106	8,083	7,360
Total Expenses	10,023	11,064	21,162	22,339

Other Income (Expense)
Dividend income	—	188	137	760
Interest expense	(2,622)	(2,874)	(5,415)	(5,772)
Other expenses, net	(5,548)	(5,980)	(5,425)	(2,409)
Total Other Expenses, Net	(8,170)	(8,666)	(10,703)	(7,421)
Loss before income taxes	(9,616)	(6,848)	(15,416)	(3,109)
Benefit from income taxes	(1,356)	(70)	(1,317)	(93)
Net Loss	(8,260)	(6,778)	(14,099)	(3,016)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	211	(5,674)	59	(1,479)
Net loss attributable to non-controlling interests in Medley LLC	(7,657)	(921)	(12,214)	(1,282)
Net Loss Attributable to Medley Management Inc.	$(814)	$(183)	$(1,944)	$(255)

Other data (at period end, in millions):
AUM	$3,595	$4,422	$3,595	$4,422
Fee earning AUM	$1,736	$2,472	$1,657	$2,472

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues
Management Fees. Total management fees decreased by $4.0 million, or 39%, to $6.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

•
Our management fees from permanent capital vehicles decreased by $3.1 million, or 44%, during the three months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations. In addition, in accordance with the Expense Support Agreement we entered into with MCC on June 12, 2020, we recorded expense support of $0.3 million which is being reflected as a reduction to management fees for the three months ended June 30, 2020.

•
Our management fees from long-dated private funds and SMAs decreased by $0.9 million, or 27%, during the three months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees as a result of a decrease in fee earning assets under management driven by investment realizations, distributions and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.8 million, or 29%, to $1.9 million during the three months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower loan closing fees and reimbursable expenses and transaction fees from closed deals.
Investment Income (Loss). Investment income increased by approximately $0.4 million to net investment income of $0.4 million during the three months ended June 30, 2020 compared to the same period in 2019. The increase was due primarily to carried interest from our equity method investments, which was mainly driven by higher portfolio valuations.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $0.1 million, or 1%, to $6.9 million for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses, offset by an increase in severance expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.0 million, or 23%, to $3.1 million during three months ended June 30, 2020 compared to the same period in 2019. The decrease was due primarily to a decrease in professional fees, primarily driven by lower costs associated with our terminated merger with Sierra, and a decrease in travel related expenses.
Other Income (Expense)
Dividend Income. There was no dividend income during the three months ended June 30, 2020 compared to dividend income of $0.2 million during the same period in 2019. The decrease was due to us no longer holding any shares of MCC and SIC temporary suspending its dividend during the three months ended June 30, 2020.
Interest Expense. Interest expense decreased by $0.3 million, or 9%, to $2.6 million during the three months ended June 30, 2020 compared to the same period in 2019. The decrease was due primarily to SIC temporary suspending its dividend during the three months ended June 30, 2020, resulting in lower interest being due on our non-recourse promissory notes. Interest on the promissory notes is paid monthly and is equal, in part, to the dividends received by us related to the pledged shares of SIC.
Other Income (Expenses), net. Other expenses decreased by $0.4 million to $5.5 million during the three months ended June 30, 2020 compared to the same period in 2019. During the three months ended June 30, 2019 we recorded a $6.0 million unrealized loss on shares held of MCC. During the three months ended June 30, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in the period. During the three months ended June 30, 2019, all of the unrealized losses on shares held of MCC were allocated to redeemable non-controlling interests in consolidated subsidiaries, which did not have any impact on the net income (loss) attributed to Medley Management Inc. and non-controlling interests in Medley LLC. This favorable variance was offset by an expense of $5.2 million which was attributed to the revaluation of our revenue share payable.
Provision for Income Taxes
Our effective income tax rate was 14.1% and 1.0% for the three months ended June 30, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. During the three months ended June 30, 2020, our effective tax rate was impacted by a favorable current income tax benefit of $1.4 million primarily due to provisions of the CARES Act, allowing for the carryback of net operating losses which are currently being projected for 2020. Also impacting the effective tax rate is a full valuation allowance on our projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three months ended June 30, 2019, our effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $5.9 million to $0.2 million for the three months ended June 30, 2020 as compared to the same period 2019. The increase was due primarily to the allocation of unrealized losses on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries for the three months ended June 30, 2019, whose interests were redeemed in April 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues
Management Fees. Total management fees decreased by $7.6 million, or 36%, to $13.5 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

•
Our management fees from permanent capital vehicles decreased by $5.7 million, or 39%, during the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations.

•
Our management fees from long-dated private funds and SMAs decreased by $1.8 million, or 28%, during the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees as a result of a decrease in fee earning assets under management driven by investment realizations, distributions and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.5 million, or 9%, to $4.6 million during the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower loan closing fees and lower administration fees for services provided to one of our permanent capital vehicles, offset by an increase in reimbursable expenses and transaction fees from closed deals.
Investment Income (Loss). Investment income (loss) decreased by approximately $2.1 million to a net investment loss of $(1.7) million during the six months ended June 30, 2020 compared to the same period in 2019. The decrease was due to losses from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $1.9 million, or 13%, to $13.1 million for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses, offset by an increase in severance expense.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.7 million, or 10%, to $8.1 million during six months ended June 30, 2020 compared to the same period in 2019. The increase was due primarily to a $1.3 million increase in professional fees, primarily driven by costs associated with our terminated merger with Sierra.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.6 million to $0.1 million during the six months ended June 30, 2020 compared to the same period in 2019. The decrease was due to us no longer holding any shares of MCC in 2020 and SIC temporary suspending its dividend from April 2020 through September 2020.
Interest Expense. Interest expense decreased by $0.4 million, or 6%, to $5.4 million during the six months ended June 30, 2020 compared to the same period in 2019. The decrease was due primarily to SIC temporary suspending its dividend effective April 2020, resulting in lower interest being due on our non-recourse promissory notes. Interest on the promissory notes is paid monthly and is equal, in part, to the dividends received by us related to the pledged shares of SIC.

Other Income (Expenses), net. Other expenses increased by $3.0 million to $5.4 million during the six months ended June 30, 2020 compared to the same period in 2019. This increase was due primarily to expense of $5.2 million attributed to the revaluation of our revenue share payable during the six months ended June 30, 2020, offset in part by a $2.5 million unrealized loss on MCC shares recorded during the six months ended June 30, 2019. During the six months ended June 30, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in the period. The entire $2.5 million unrealized loss in the six months ended June 30, 2019 was allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the income attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 8.5% and 3.0% for the six months ended June 30, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. During the three months ended June 30, 2020, our effective tax rate was impacted by a favorable current income tax benefit of $1.4 million primarily due to provisions of the CARES Act, allowing for the carryback of net operating losses which are currently being projected for 2020. Also impacting the effective tax rate is a full valuation allowance on our projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the six months ended June 30, 2019, our effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as, discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $1.5 million to $0.1 million for the six months ended June 30, 2020 as compared to the same period 2019. The increase was due primarily to the allocation of unrealized losses on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries during the six months ended June 30, 2019, whose interests were redeemed in April 2020.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to Medley Management Inc.	$(814)	$(183)	$(1,944)	$(255)
Net loss attributable to non-controlling interests in Medley LLC	(7,657)	(921)	(12,214)	(1,282)
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(8,471)	$(1,104)	$(14,158)	$(1,537)
Reimbursable fund startup expenses	1	94	1	261
IPO date award stock-based compensation	—	231	—	273
Expenses associated with strategic initiatives	600	1,105	2,527	1,416
Other non-core items:
Severance expense	1,972	522	2,117	1,262
Other (1)	120	—	120	—
Income tax expense on adjustments	(318)	(188)	(519)	(310)
Core Net Income (Loss)	$(6,096)	$660	$(9,912)	$1,365
Interest expense	2,622	2,875	5,415	5,773
Income taxes	(1,038)	118	(798)	217
Depreciation and amortization	181	174	359	352
Core EBITDA	$(4,331)	$3,827	$(4,936)	$7,707

Core Net Income (Loss) Per Share	$(0.11)	$0.02	$(0.17)	$0.03

Pro-Forma Weighted Average Shares Outstanding (2)	35,003,315	33,365,615	34,621,782	32,745,161

(1)	For the three and six months ended June 30, 2020, Other items include an impairment loss on one of our investments.

(2)
The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 26,735,223 and 26,316,642 vested and unvested LLC Units for 26,735,223 and 26,316,642 shares of Class A common stock at the beginning of each of the periods ended 2020 and 2019, respectively, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented. Refer to the following chart for the weighted average shares used to calculate Core Net Income Per Share for each of the periods presented in the table above.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)
Numerator
Core Net Income (Loss)	$(6,096)	$660	$(9,912)	$1,365
Add: Income taxes	(1,038)	118	(798)	217
Pre-Tax Core Net Income (Loss)	$(7,134)	$778	$(10,710)	$1,582

Denominator
Class A common stock	6,320,221	5,847,883	6,277,825	5,801,531
Conversion of LLC Units and restricted LLC Units to Class A common stock	26,597,229	25,183,862	26,456,935	24,918,611
Restricted stock units	2,085,865	2,333,870	1,887,022	2,025,019
Pro-Forma Weighted Average Shares Outstanding	35,003,315	33,365,615	34,621,782	32,745,161
Pre-Tax Core Net Income (Loss) Per Share	$(0.20)	$0.02	$(0.31)	$0.05
Less: corporate income taxes per share (1)	0.09	—	0.14	(0.02)
Core Net Income (Loss) Per Share	$(0.11)	$0.02	$(0.17)	$0.03

(1)
Assumes that all of our pre-tax earnings are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 44.0% and 33.0% for 2020 and 2019, respectively. The rate differential in 2020 from 2019 is attributed to the tax benefit from the CARES Act which allows for the current year carryback of net operating losses to years in which the Federal rate was 34.0% rather than the current rate of 21.0%.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income Margin	(98.8)%	(8.6)%	(86.1)%	(5.8)%
Reimbursable fund startup expenses (1)	—%	0.7%	—%	1.0%
IPO date award stock-based compensation (1)	—%	1.8%	—%	1.0%
Expenses associated with strategic initiatives (1)	7.0%	8.6%	15.4%	5.3%
Other non-core items: (1)
Severance expense	23.0%	4.1%	12.9%	4.7%
Other	1.4%	—%	0.7%	—%
Provision for income taxes (1)	(15.8)%	(0.5)%	(8.0)%	(0.3)%
Corporate income taxes (2)	36.6%	(2.0)%	28.6%	(2.0)%
Core Net Income Margin	(46.6)%	4.1%	(36.5)%	4.0%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 44.0% and 33.0% for the three and six months ended June 30, 2020 and 2019, respectively. The rate differential in 2020 from 2019 is attributed to the tax benefit from the CARES Act which allows for the current year carryback of net operating losses to years in which the Federal rate was 34.0% rather than the current rate of 21.0%.

Liquidity and Capital Resources
Our primary cash flow activities involve generating cash flow from operations, which largely includes management fees; and interest payments and repayments on our outstanding debt. As of June 30, 2020, we had $7.7 million in cash and cash equivalents. Our material source of cash from our operations is management fees, which are collected quarterly. Market conditions resulting from the COVID-19 pandemic may impact our liquidity, as management fees may be impacted by declines or write downs in valuations, a slowdown or decline in deployment, or our ability to fund raise.
We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, and purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we would suspend paying such distributions. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess our liquidity needs.
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
As of June 30, 2020, the outstanding senior unsecured debt balance was $118.8 million, and is reflected net of unamortized discount, premium and debt issuance costs of $3.8 million.
See Note 8, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 and the 2024 Notes.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on December 31, 2020.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Six Months Ended June 30,
	2020	2019

	(in thousands)
Statements of cash flows data
Net cash used in operating activities	$(1,041)	$(1,369)
Net cash (used in) provided by investing activities	(452)	70
Net cash used in financing activities	(1,412)	(5,709)
Net decrease in cash and cash equivalents	$(2,905)	$(7,008)

Operating Activities
Our net cash outflow from operating activities was $1.0 million during the six months ended June 30, 2020. During the six months ended June 30, 2020, net cash used in operating activities was attributed to a net loss of $14.1 million, non-cash adjustments of $7.0 million and a net increase in operating assets and liabilities of $6.0 million.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the six months ended June 30, 2020, the $0.4 million of cash used in investing activities was attributed to a decrease in cash a result of the deconsolidation of STRF whose cash balance as of the date of deconsolidation was $0.4 million.
Financing Activities
Our financing activities generally reflect cash used to make distributions to non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and make payments of tax withholdings related to net share settlement of restricted stock units. During the six months ended June 30, 2020, cash used in financing activities consisted of (i) distributions to non-controlling interests and redeemable non-controlling interests of $0.4 million, (ii) payments to a former minority interest holder of $0.9 million and (iii) payments of tax withholdings related to net share settlement of restricted stock units of $0.1 million. There was no cash provided by financing activities during the six months ended June 30, 2020.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, and (v) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our shareholders in accordance with our dividend policy.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2020.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$1,701	$5,686	$1,215	$—	$8,602
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	1,750	7,000	—	—	8,750
Revenue share payable	631	1,127	937	4,584	7,279
Capital commitments to funds (4)	256	—	—	—	256
Total	$14,338	$13,813	$71,152	$58,179	$157,482

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

Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of June 30, 2020, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of June 30, 2020, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2020, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.9 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of June 30, 2020, we calculated approximately a $0.5 million and $1.0 million increase in management fees for the three and six months ended June 30, 2020, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of June 30, 2020, we calculated approximately a $0.6 million and $1.1 million decrease in management fees for the three and six months ended June 30, 2020, respectively.
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
We have not recognized any performance fees during the three and six months ended June 30, 2020. No performance fees would be recognized by an incremental 10% short-term increase or decrease in the fair value of investments held by our separately management accounts.
Effect on Part I and Part II Incentive Fees
Part I incentive fees are based on certain specific hurdle rates as defined in our permanent capital vehicles' applicable investment management agreements. Part II incentive fees are based upon realized gains netted against cumulative realized and unrealized losses. These incentive fees are not subject to clawback.
Short-term changes in the fair values of the investments of our permanent capital vehicles may materially impact Part II incentive fees depending on the respective vehicle's performance relative to applicable hurdles to the extent there were realized gains that we would otherwise earn Part II incentive fees on.
As such, based on an incremental 10% short-term increase or decrease in fair value of the investments in our permanent capital vehicles as of June 30, 2020, we calculated no change in Part I and II incentive fees for the three and six months ended June 30, 2020. We did not earn any Part I or Part II incentive fees during the three and six months months ended June 30, 2020.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of June 30, 2020, we calculated approximately a $0.5 million increase in carried interest for the six months ended June 30, 2020. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of June 30, 2020, we calculated approximately a $0.6 million decrease in carried interest for the six months ended June 30, 2020.
Interest Rate Risk
As of June 30, 2020, we had $136.5 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our condensed consolidated financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. The trial date has been rescheduled for October 5, 2020
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American

Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.
By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at $76,000,000 and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified termination rights. A hearing on the Plaintiffs' motion in Class Action 1 for final approval of the settlement is scheduled for October 21, 2020.
On May 11, 2020, the court approved a settlement and dismissed two purported class actions that had been commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint were Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, the Company, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc. (“Merger Sub”). The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed mergers of Medley Capital Corporation with and into Sierra and the Company with and into Merger Sub, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims that were asserted, or which could have been asserted, in the New York Actions. None of the Defendants paid any consideration to the plaintiffs in connection with the dismissal. The plaintiffs agreed to dismiss the New York Actions in exchange for Medley Capital Corporation’s agreement to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel
While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis. The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K for fiscal year ended December 31, 2019, filed with the SEC on March 27, 2020, which is accessible on the SEC's website at www.sec.gov. Other than the items disclosed below, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in Part I., Item 1A. of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not Applicable.
Item 5.     Other Information
On August 11, 2020, Jeffrey T. Leeds informed the board of directors (the “Board”) of Medley Management Inc. (the “Company”), of his resignation as a director of the Company, effective as of that date.

Mr. Leeds’ decision to resign from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 11, 2020, Jeffrey Tonkel informed the Board of his resignation as a director of the Company, effective as of that date.

Mr. Tonkel’s decision to resign from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 11, 2020, the Board fixed the size of the Board at five directors and appointed John Dyett to fill the vacancy created by Mr. Leeds’ resignation and to serve as a member of the Board, effective August 11, 2020, until the Company’s 2020 annual meeting of stockholders and until his successor is duly elected and qualified. Mr. Dyett will also serve as a member and as the chair of the audit committee of the Board. Mr. Dyett was not appointed to the Board pursuant to any arrangement or understanding with any other person, and there are no current or proposed transactions between the Company and Mr. Dyett or his immediate family members which would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC. Mr. Dyett will

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

receive director fees consistent with the director compensation arrangements as described in the Company’s definitive proxy statement filed with the SEC on April 30, 2019. Mr. Dyett previously served as a director and as chair of the audit committee of Sierra Total Return Fund from 2016 to 2020.

As a result of Mr. Leeds’ resignation and the resulting vacancy on the Board’s compensation committee, the Board added James G. Eaton to the compensation committee of the Board and designated Mr. Eaton as the chair of the compensation committee.

On August 11, 2020, John D. Fredericks resigned as the Company’s General Counsel and Secretary, effective as of that date.  Commencing August 12, 2020, Mr. Fredericks will serve as outside counsel to the Company pursuant to an engagement agreement (the “Engagement Agreement”) entered into between the Company and Mr. Fredericks. The Engagement Agreement provides that Mr. Fredericks will be paid a monthly retainer of $25,000 in exchange for being available to provide at least 50 hours of services each month, with additional services available at an hourly rate of $650. The Engagement Agreement has no fixed term and may be terminated by the Company at any time. Additionally, on August 13, 2020, Mr. Fredericks and Medley LLC entered into a separation agreement (the “Separation Agreement”) regarding the terms of Mr. Fredericks separation, which provides, among other matters: (i) that for purposes of Mr. Fredericks’ restricted LLC unit award agreements, Mr. Fredericks’ resignation shall not be deemed a termination of service, it being understood that Mr. Fredericks is continuing to provide legal services pursuant to the Engagement Agreement, (ii) Mr. Fredericks agrees that the vesting schedule for certain restricted LLC unit grants as specified in the Separation Agreement is extended to February 28, 2022 (with the vesting of such restricted LLC units conditioned upon Mr. Fredericks’ continuing to provide the services pursuant to the Engagement Agreement), (iii) acknowledgment of Mr. Fredericks’ entitlement to a pro rata annual bonus on account of his services from January 1, 2020 through his August 11, 2020 separation date in an amount to be determined in accordance with Medley LLC’s regular practices and standards, which bonus will be determined and paid in 2021 at the same time as any bonuses are determined for any other members of Medley LLC, (iv) payment of up to 18 months of COBRA premiums for Mr. Fredericks and his dependents, and (v) Mr. Fredericks acknowledges and agrees to be bound to certain confidentiality obligations.

Effective August 11, 2020, Nathan Bryce was appointed as the Company’s General Counsel and Secretary. Mr. Bryce previously served as the Company’s Assistant General Counsel.

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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: August 14, 2020	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.