Form 10-Q
period 2020-09-30
MEDLEY MANAGEMENT INC.
filed 2020-11-16
CIK 1611110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 10, 2020 was 669,753. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 10, 2020 was 10.

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley Management Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$6,048	$10,558
Investments, at fair value	9,637	13,287
Management fees receivable	5,799	8,104
Right-of-use assets under operating leases	5,206	6,564
Other assets	12,021	10,283
Total Assets	$38,711	$48,796

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$118,958	$118,382
Loans payable	10,000	10,000
Due to former minority interest holder, net	7,233	8,145
Operating lease liabilities	7,420	8,267
Accounts payable, accrued expenses and other liabilities	27,080	22,835
Total Liabilities	170,691	167,629

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	—	(748)

Equity
Class A common stock, $0.01 par value, 5,000,000 shares authorized; 669,753 and 620,981 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	6
Class B common stock, $0.01 par value, 1,000 shares authorized; 10 shares issued and outstanding	—	—
Additional paid in capital	16,657	13,835
Accumulated deficit	(24,796)	(22,960)
Total stockholders' deficit, Medley Management Inc.	(8,132)	(9,119)
Non-controlling interests in consolidated subsidiaries	(477)	(391)
Non-controlling interests in Medley LLC	(123,371)	(108,575)
Total deficit	(131,980)	(118,085)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$38,711	$48,796

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Management fees (there were no Part I incentive fees during the periods presented)	$6,275	$9,607	$19,807	$30,728
Other revenues and fees	1,635	2,621	6,269	7,731
Investment income (loss):
Carried interest	(3)	(142)	83	651
Other investment income (loss), net	419	(550)	(1,384)	(922)
Total Revenues	8,326	11,536	24,775	38,188

Expenses
Compensation and benefits	4,040	7,090	17,119	22,069
General, administrative and other expenses	3,599	5,403	11,682	12,763
Total Expenses	7,639	12,493	28,801	34,832

Other Income (Expenses)
Dividend income	—	182	137	942
Interest expense	(2,535)	(2,874)	(7,950)	(8,646)
Other (expenses) income, net	(167)	1,768	(5,592)	(641)
Total expenses, net	(2,702)	(924)	(13,405)	(8,345)
Loss before income taxes	(2,015)	(1,881)	(17,431)	(4,989)
Benefit from income taxes	(320)	(188)	(1,637)	(281)
Net Loss	(1,695)	(1,693)	(15,794)	(4,708)
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1	1,619	60	140
Net loss attributable to non-controlling interests in Medley LLC	(1,574)	(2,796)	(13,788)	(4,078)
Net Loss Attributable to Medley Management Inc.	$(122)	$(516)	$(2,066)	$(770)
Dividends declared per share of Class A common stock	$—	$—	$—	$0.03

Net Loss Per Share of Class A Common Stock:
Basic (Note 14)	$(0.19)	$(0.86)	$(3.39)	$(1.32)
Diluted (Note 14)	$(0.19)	$(0.86)	$(3.39)	$(1.32)
Weighted average shares outstanding - Basic and Diluted	639,216	589,933	631,620	583,449

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(in thousands, except share amounts)

For the Three Months Ended September 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2020	637,082	$6	10	$—	$15,473	$(24,674)	$(364)	$(121,797)	$(131,356)
Net (loss) income	—	—	—	—	—	(122)	1	(1,574)	(1,695)
Stock-based compensation	—	—	—	—	1,208	—	—	—	1,208
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	32,671	1	—	—	(24)	—	—	—	(23)
Distributions	—	—	—	—	—	—	(114)	—	(114)
Reclassification of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	669,753	$7	10	—	$16,657	$(24,796)	$(477)	$(123,371)	$(131,980)

For the Nine Months Ended September 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	620,981	$6	10	$—	$13,835	$(22,960)	$(391)	$(108,575)	$(118,085)
Net (loss) income	—	—	—	—	—	(2,066)	64	(13,788)	(15,790)
Stock-based compensation	—	—	—	—	2,946	—	—	—	2,946
Issuance of Class A common stock related to the vesting of restricted stock units, net of tax withholdings	48,772	1	—	—	(124)	—	—	—	(123)
Distributions	—	—	—	—	—	—	(150)	(401)	(551)
Fair value adjustment to redeemable non-controlling interests (Note 17)	—	—	—	—	—	(145)	—	(607)	(752)
Reclassification of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	375	—	—	375
Balance at September 30, 2020	669,753	$7	10	$—	$16,657	$(24,796)	$(477)	$(123,371)	$(131,980)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(in thousands, except share amounts)

For the Three Months Ended September 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2019	587,081	$6	10	$—	$10,487	$(19,812)	$(416)	$(99,856)	$(109,591)
Net loss	—	—	—	—	—	(516)	(93)	(2,796)	(3,405)
Stock-based compensation	—	—	—	—	2,005	—	—	—	2,005
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	38	—	—	38
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	10,155	—	—	—	(196)	—	—	—	(196)
Balance at September 30, 2019	597,236	$6	10	$—	$12,296	$(20,290)	$(509)	$(102,652)	$(111,149)

For the Nine Months Ended September 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests in Consolidated Subsidiaries	Non- controlling Interests in Medley LLC	Total Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	570,100	$6	10	$—	$7,580	$(19,618)	$(747)	$(97,842)	$(110,621)
Net (loss) income	—	—	—	—	—	(770)	461	(4,078)	(4,387)
Stock-based compensation	—	—	—	—	5,227	—	—	—	5,227
Dividends declared on Class A common stock ($0.03 per share)	—	—	—	—	—	(238)	—	—	(238)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	—	—	—	336	—	—	336
Distributions	—	—	—	—	—	—	(223)	(732)	(955)
Issuance of Class A common stock related to vesting of restricted stock units, net of tax withholdings	27,136	—	—	—	(511)	—	—	—	(511)
Balance at September 30, 2019	597,236	$6	10	$—	$12,296	$(20,290)	$(509)	$(102,652)	$(111,149)

See accompanying notes to unaudited condensed consolidated financial statements

Medley Management Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(15,794)	$(4,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,946	5,227
Amortization of debt issuance costs	519	580
Accretion of debt discount	720	994
Provision for (benefit from) deferred taxes	107	(535)
Depreciation and amortization	539	528
Net unrealized depreciation on investments	1,288	1,368
Losses (income) from equity method investments	330	(257)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	375	336
Non-cash lease costs	1,823	1,823
Other non-cash amounts	330	—
Changes in operating assets and liabilities:
Management fees receivable	2,305	1,748
Income distributions received from equity method investments	772	648
Purchase of investments	—	(706)
Sale of investments	95	822
Other assets	(2,181)	(207)
Operating lease liabilities	(1,313)	(2,042)
Accounts payable, accrued expenses and other liabilities	5,338	(4,329)
Net cash (used in) provided by operating activities	(1,801)	1,290
Cash flows from investing activities
Purchases of fixed assets	(16)	(37)
Distributions received from investment held at cost less impairment	27	222
Decrease in cash resulting from the deconsolidation of STRF	(471)	—
Capital contributions to equity method investments	—	(3)
Net cash (used in) provided by investing activities	(460)	182
Cash flows from financing activities
Payments to former minority interest holder	(1,575)	(3,500)
Distributions to non-controlling interests and redeemable non-controlling interests	(551)	(3,317)
Dividends paid	—	(238)
Payments of tax withholdings related to net share settlement of restricted stock units	(123)	(511)
Net cash used in financing activities	(2,249)	(7,566)
Net decrease in cash and cash equivalents	(4,510)	(6,094)
Cash and cash equivalents, beginning of period	10,558	17,219
Cash and cash equivalents, end of period	$6,048	$11,125

Supplemental disclosure of non-cash operating and financing activities:
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$—	$8,233
Recognition of operating lease liabilities arising from obtaining right-of-use assets under operating leases upon adoption of new leasing standard	—	10,229
Accretion of operating lease liabilities recorded against right-of-use assets	—	586
Fair value adjustment to redeemable non-controlling interest in STRF Advisors LLC (Note 17)	752	—

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
Reverse Stock Split and Reclassification of Prior Periods
The Company effected a reverse stock split at a ratio of 1-for-10 of all classes of the Company’s common stock (“Common Stock”), effective as of 5:00 p.m. on October 30, 2020. As a result of the reverse stock split, each ten shares of the outstanding Common Stock were combined into one share of the respective class of Common Stock without any change to the par value per share. Simultaneously with the reverse stock split, the Company implemented a reduction in the number of authorized shares of all classes of the Company's capital stock, including a reduction in the number of authorized shares of Class A Common Stock from 3,000,000,000 shares to 5,000,000 shares, a reduction in the number of authorized shares of Class B Common Stock from 1,000,000 shares to 1,000 shares, and a reduction in the number of authorized shares of Preferred Stock from 300,000,000 shares to 1,000,000 shares.
As a result of this reverse stock split, all references in these consolidated financial statements and notes thereto to all share amounts, per share amounts, restricted stock units, LLC Units (as defined below) and restricted LLC Units data reflect the effect of the reverse stock split and Authorized Share Reduction for all periods presented (See Note 19).
The stated equity attributable to Common Stock on the Company’s condensed consolidated balance sheets was reduced proportionately to the Reverse Stock Split ratio, and the additional paid-in capital account was credited with the amount by which the stated equity was reduced. Prior periods have been reclassified to reflect this change.
Initial Public Offering of Medley Management Inc.
Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc. raised $100.4 million, net of underwriting discount, through the issuance of 600,000 shares of Class A common stock. Medley Management Inc. used the offering proceeds to purchase 600,000 newly issued LLC Units (as defined below) from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
In connection with the IPO, Medley Management Inc. issued 10 shares of Class B common stock to Medley Group LLC (“Medley Group”), an entity wholly owned by the pre-IPO members of Medley LLC. For as long as the pre-IPO members and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.) then outstanding, the Class B common stock entitles Medley Group to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of membership units held by such holder. The Class B common stock does not participate in dividends and does not have any liquidation rights.
 Medley LLC Reorganization
In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 2,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Termination of Agreement and Plan of Merger
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc., a wholly owned subsidiary of Sierra (“Merger Sub”), pursuant to which the Company would have, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

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

Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and consist primarily of professional fees. Such expenses amounted to $1.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million for each of the nine months ended September 30, 2020 and 2019.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As a result, Medley Management Inc. consolidates the financial results of Medley LLC and its subsidiaries and records a non-controlling interest for the economic interest in Medley LLC held by the non-managing members. As of September 30, 2020, Medley Management Inc.’s and the non-managing members’ economic interests in Medley LLC were 20.2% and 79.8%, respectively, and as of December 31, 2019, were 19.3% and 80.7%, respectively. Net loss attributable to the non-controlling interests in Medley LLC on the consolidated statements of operations represents the portion of earnings or losses attributable to the economic interest in Medley LLC held by its non-managing members. Non-controlling interests in Medley LLC on the consolidated balance sheets represents the portion of net assets of Medley LLC attributable to the non-managing members based on total LLC Units and participating restricted LLC Units of Medley LLC owned by such non-managing members.
As of September 30, 2020, Medley LLC had four subsidiaries, Medley Caddo Investors Holdings 1 LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of September 30, 2020, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $0.9 million and less than $0.1 million, respectively. As of December 31, 2019, Medley LLC had seven subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1 LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC. As of December 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. Since inception through April 6, 2020, the date of deconsolidation, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its consolidated financial statements.
The condensed balance sheet of STRF as of December 31, 2019 is presented in the table below.

As of
December 31, 2019

Assets	(in thousands)
Cash and cash equivalents	$682
Investments, at fair value	1,441
Other assets	29
Total assets	$2,152
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$342
Equity	1,810
Total liabilities and equity	$2,152
As of December 31, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets and $1.8 million of equity as a result of the consolidation of STRF. During the nine months ended September 30, 2020 and 2019 this fund did not generate any significant income or losses from operations.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed to be the primary beneficiary. The Company's interest in these entities is in the form of insignificant equity interests and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.
As of September 30, 2020, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $2.4 million, receivables of $0.6 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $3.0 million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of September 30, 2020, the Company’s maximum exposure to losses from these entities is $3.0 million.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of September 30, 2020 and December 31, 2019. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.

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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the three and nine months ended September 30, 2020, the Company received carried interest distributions of $0.1 million and $0.2 million, respectively. Prior to these distributions, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. In addition to the receipt of these distributions, the Company has also received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2020 and December 31, 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During each of the three and nine months ended September 30, 2020 and 2019, the Company recorded reversals of previously recognized carried interest of $0.1 million.

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2020:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
For the three months ended September 30, 2020
Management fees	$4,045	$1,097	$1,133	$—	$6,275
Other revenues and fees	1,192	—	—	443	1,635
Total revenues from contracts with customers	$5,237	$1,097	$1,133	$443	$7,910

For the nine months ended September 30, 2020
Management fees	$12,855	$3,633	$3,319	$—	$19,807
Other revenues and fees	4,426	—	—	1,843	6,269
Total revenues from contracts with customers	$17,281	$3,633	$3,319	$1,843	$26,076
Management fees in the table above are presented net of expense support payments under an expense support agreement entered into by the Company and MCC which became effective on June 1, 2020 (See Note 13). During the three and nine months ended September 30, 2020 such amounts were $0.4 million and $0.7 million respectively. In determining whether the expenses under the expense support agreement should be recorded on a gross or net basis on its consolidated statements of operations the Company followed the contract modification guidance in ASC 606. As the expense support agreement changes the existing enforceable rights and obligations of the parties to the original contract, the expense support agreement represents an agreed-upon change in the transaction price, and as such, is presented on a net basis within management fees on the Company's condensed consolidated statement of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2019:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
For the three months ended September 30, 2019
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets and were $0.2 million as of September 30, 2020 and December 31, 2019. During the three months ended September 30, 2020 and 2019, the Company recognized revenue from amounts included in deferred revenue of $0.1 million and $0.2 million, respectively, and received cash deposits of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue from amounts included in deferred revenue of $0.4 million and $0.5 million, respectively, and received cash deposits of $0.3 million for each of those periods.
The Company did not have any contract assets as of September 30, 2020 or December 31, 2019.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Equity method investments, at fair value	$9,589	$11,650
Investment held at cost less impairment	48	196
Investments of consolidated fund	—	1,441
Total investments, at fair value	$9,637	$13,287
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and nine months ended September 30, 2020 and 2019.
The Company's equity method investment in shares of Sierra was $5.4 million and $6.4 million as of September 30, 2020 and December 31, 2019, respectively. The remaining balance as of September 30, 2020 and December 31, 2019 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of September 30, 2020 and December 31, 2019, the balance due to the Company for such performance fees was $0.8 million and $0.9 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income (loss) on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's condensed consolidated statement of operations if an impairment has been determined. During the nine months ended September 30, 2020, the Company recorded an impairment loss of $0.1 million. There were no impairment losses recorded during the three months ended September 30, 2020 and 2019 nor during the three months ended September 30, 2019.
Investments of consolidated fund
As of December 31, 2019, Medley measured the carrying value of investments held by its consolidated fund, which consisted of $0.2 million of equity investments and $1.3 million of senior secured loans. There were no investments of consolidated fund as of September 30, 2020, as a result of the deconsolidation of STRF on April 6, 2020.

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

There were no financial assets or liabilities at fair value as of September 30, 2020 due to the deconsolidation of STRF and settlement of the amounts due to DB Med Investors in April 2020.
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
Included in investments of consolidated fund as of December 31, 2019 are Level I assets of $0.1 million in equity investments and Level III assets of $1.3 million, which consists of senior secured loans and equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and nine months ended September 30, 2020 and 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of September 30, 2020
	Balance at December 31, 2019	Deconsolidation of STRF	Transfers In or (Out) of Level III	Realized and Unrealized Depreciation	Sale of Level III Assets	Balance at September 30, 2020

	(in thousands)
Investments of consolidated fund	$1,331	(940)	—	(295)	(96)	$—
The following is a summary of changes in fair value of the Company's financial liabilities that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Liabilities as of September 30, 2020
	Balance at December 31, 2019	Settlement of liability to DB Med Investors, at fair value	Payments	Realized and Unrealized Depreciation	Balance at September 30, 2020

	(in thousands)
Due to DB Med Investors (Note 11)	$1,750	(1,541)	—	(209)	$—
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2020.
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
The components of lease cost and other information during the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Lease cost	(in thousands)
Operating lease costs	$634	$637	$1,914	$1,895
Variable lease costs	—	—	—	—
Sublease income	(110)	(113)	(329)	(342)
Total lease cost	$524	$524	$1,585	$1,553

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 is as follows:

	As of
	September 30, 2020	December 31, 2019

Weighted-average remaining lease term (in years)	2.8	3.5
Weighted-average discount rate	8.2%	8.2%

On June 29, 2020, the Company entered into a letter agreement with its landlord for its New York headquarters, pursuant to which the Company was granted its request for a concession from the landlord to defer rent payments for the months of May, June, July and August 2020 until 2021. The deferred rent payments, which aggregated to $0.8 million, will be paid back in nine equal monthly installments commencing on January 1, 2021.
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
Future payments for operating leases as of September 30, 2020 are as follows (in thousands):

Remaining in 2020 (October 1st through December 31st)	$728
2021	3,288
2022	2,441
2023	1,823
Total future lease payments	8,280
Less imputed interest	(860)
Operating lease liabilities, at September 30, 2020	$7,420

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. OTHER ASSETS
Other assets consist of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $4,386 and $3,847, respectively	$2,041	$2,564
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	1,252	1,073
Deferred tax assets, net (Note 15)	268	185
Due from affiliates (Note 13)	398	1,787
Prepaid expenses and income taxes	5,785	2,022
Other assets	302	677
Total other assets	$12,021	$10,283
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,308 and $2,584, respectively	$51,287	$51,011
2024 Notes, net of unamortized premium and debt issuance costs of $1,329 and $1,629 respectively	67,671	67,371
Total senior unsecured debt	$118,958	$118,382
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its term loan facility with Credit Suisse, which was terminated in February 2017. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $14.6 million as of September 30, 2020.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended September 30, 2020 and 2019. For each of the nine months ended September 30, 2020 and 2019, such interest expense was $3.0 million.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $20.5 million as of September 30, 2020.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended September 30, 2020 and 2019. For each of the nine months ended September 30, 2020 and 2019, such interest expense was $4.1 million.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Non-recourse promissory notes	$10,000	$10,000
Total loans payable	$10,000	$10,000
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. During the three months ended September 30, 2020, there was no interest expense under these notes. During the three months ended September 30, 2019, total interest expense under these notes, including accretion of the notes discount, was $0.2 million. During the nine months ended September 30, 2020 and 2019, interest expense under these notes, including accretion of the notes discount, was $0.2 million and $0.7 million, respectively. The notes had an original maturity date of March 31, 2019. Through various amendments dated February 28, 2019, June 28, 2019, December 8, 2019, March 27, 2020 and June 30, 2020, the maturity date had been extended, with the latest amendment, extending the maturity date to December 31, 2020. As consideration paid for the June 28, 2019 amendment, the interest rate on these notes was increased by 1.0% per annum. As consideration received for the June 30, 2020 amendment, the 1.0% increase in the interest per annum is no longer in effect for periods subsequent to June 30, 2020. The fair value of the outstanding balance of the notes was $10.0 million as of September 30, 2020 and December 31, 2019.
Contractual Maturities of Loans Payable
The $10.0 million of future principal payments will be due on December 31, 2020. The notes can also be settled in full by delivery of 1,108,033 shares of common stock of Sierra, which were pledged as collateral for the obligations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $817 and $1,480, respectively	$7,233	$8,145
Total due to former minority interest holder	$7,233	$8,145

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

As a result of the ongoing economic impact of COVID-19, the Company did not pay its installment payment that was due in May 2020 and commenced discussions with SCAS to seek deferral of a portion of the upcoming installment payments until 2021 through 2023. On August 4, 2020, the Company and SCAS entered into an amendment to the Letter Agreement which, among other items, revises the payment terms under the original letter agreement. The payment terms were amended such that the remaining balance due to SCAS would be payable as follows: $700,000 on August 5, 2020, followed by three quarterly installments of $350,000 and quarterly installments thereafter of $1.0 million through February 5, 2023.The Company accounted for this concession as a troubled debt restructuring and as the future undiscounted cash flows from the revised agreement was greater than the carrying value of the amount due at the date of the concession. As a result a new effective interest rate was established based on the carrying value of the original liability and the revised cash flows.

As of September 30, 2020, future payments due to the former minority interest holder, including principal and implied interest were as follows (in thousands):

Remaining in 2020 (October 1st through December 31st)	$350
2021	2,700
2022	4,000
2023	1,000
Total future payments	$8,050

During the three and nine months ended September 30, 2020, the amortization of the discount was $0.2 million and $0.7 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2019 the amortization of the discount was $0.3 million and $0.8 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Accrued compensation and benefits	$3,496	$6,161
Due to affiliate (Note 13)	7,224	7,212
Revenue share payable (Note 12)	7,292	2,316
Accrued interest	1,294	1,294
Professional fees	4,368	1,650
Deferred tax liabilities (Note 15)	813	623
Due to DB Med Investors, at fair value	—	1,750
Accounts payable and other accrued expenses	2,593	1,829
Total accounts payable, accrued expenses and other liabilities	$27,080	$22,835

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
In accordance with its obligations under the MIA, on October 25, 2019 and October 28, 2019, Seed Funding I distributed to DB Med Investors all of its assets, including all of its shares of MCC, which had an aggregate fair value on the date of transfer of $16.5 million, and cash of less than $0.1 million. Seed Funding II distributed to DB Med Investors all of its assets, including cash of $0.2 million and approximately 82,121 shares held by Seed Investor II in STRF on April 6, 2020.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Refer to Note 6 to these condensed consolidated financial statements.
Capital Commitments to Funds
As of September 30, 2020 and December 31, 2019, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. Each quarter the Company performs an analysis to recalculate the fair value of the revenue share obligation. The analysis includes assumptions related to expected future cash flows, present value discount rate and the renewal of the investment advisory agreement with Sierra, which is subject to an annual renewal and may also be terminated by Sierra upon 60 days' notice to the Company. As of September 30, 2020 and December 31, 2019, this obligation amounted to $7.3 million and $2.3 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

liabilities on the Company's consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's consolidated statements of operations.
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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. On October 16, 2020, the parties agreed to a settlement of all claims arising in connection with the Hugh Miller matter, the MVF Derivative Action and the MVF chapter 11 proceedings. The settlement was read into the record on October 16, 2020 at a hearing in the MVF Derivative Action. The settlement is binding, subject to bankruptcy court approval in the MVF bankruptcy proceedings. A hearing to approve the settlement is scheduled for November 30, 2020. Pursuant to the settlement, subject to bankruptcy court approval, the Lenders will pay the plaintiffs a total of $5 million. All of the $5 million is being funded by the insurance carriers for the Lenders pro rata based on their participation in the original loan to MVF.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (the “Medley Defendants”) were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball,

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”).
On October 26, 2020, Medley Opportunity Fund II LP and Medley Capital Corporation were served with a new complaint in a putative class action lawsuit captioned Charles P. McDaniel v. Mark Curry, American Web Loan, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed October 22, 2020, in the Circuit Court of Ohio County, West Virginia, as Case No. 20-C-169 (the “West Virginia Class Action”)(together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”).
The plaintiffs in the Virgina and Pennsylvania Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The plaintiff in the West Virginia Class Action Complaint filed his putative class action alleging claims arising West Virginia state law’s regulating interest rates and other fees in connection with consumer lending activities.
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
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). The Settlement Agreement was subject to court approval. At a hearing on November 4, 2020, the court denied the plaintiffs’ motion to approve the settlement and ordered the parties to mediation in front of Judge Novak of the Eastern District of Virginia in December of 2020.
On October 29, 2020, the parties to the Pennsylvania Class Action reached a settlement pursuant to which AWL agreed to make a payment to the plaintiffs and to forgive loans that they owed AWL. The Medley Defendants obtained a full release and bore none of the settlement amount. The Pennsylvania Class Action was dismissed with prejudice on November 2, 2020.
The Medley Defendants and the other defendants believe the alleged claims asserted in the Virginia Class Action and the West Virginia putative class action are without merit and they are defending these lawsuits vigorously.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Total revenues recorded under these agreements during the three and nine months ended September 30, 2020 and 2019 are reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
MCC Admin Agreement	$465	$822	$1,747	$2,437
SIC Admin Agreement	432	980	1,803	2,158
Fund Admin Agreements	295	273	876	732
Total administrative fees from related parties	$1,192	$2,075	$4,426	$5,327
Amounts due from related parties under these agreements are reflected in the table below.

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$518	$444
Amounts due from SIC under the SIC Admin Agreement	439	382
Amounts due from entities under the Fund Admin Agreements	295	247
Total administrative fees receivable	$1,252	$1,073

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Amounts Due From Affiliates
The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included in due from affiliates, a component of other assets on the Company's condensed consolidated balance sheets. Amounts due from affiliates are reflected in the table below.

	As of
	September 30, 2020	December 31, 2019

	(in thousands)
Amounts due from MCC	$53	$209
Amounts due from SIC	116	578
Amounts due from long-dated private funds	95	801
Amounts due from separately managed accounts	134	199
Due from Affiliates	$398	$1,787
Amounts Due to Affiliates
Amounts due to affiliates reflects a clawback obligation of carried interest tax distributions that were received by the Company that would need to be paid back to the respective funds, if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life. Amounts due to affiliates at September 30, 2020 and December 31, 2019 were $7.2 million.
Expense Support Agreement
On June 12, 2020, the Company and MCC entered into an Expense Support Agreement (the “ESA”) under which the Company agreed to cap the MCC management fee and all of MCC's other operating expenses (except interest expense, certain extraordinary strategic transaction expenses, and other expenses approved by the MCC Special Committee) at $667,000 per month (the “Cap”). Under the ESA, the Cap is effective from June 1, 2020 through December 31, 2020. During the three and nine months ended September 30, 2020, the Company recorded $0.4 million and $0.7 million, respectively, for ESA expenses under this agreement. The ESA expenses are presented as a reduction of management fees in the Company's condensed consolidated statement of operations and as a reduction to management fees receivable on the Company's condensed consolidated balance sheets.
Investment Management Agreement and Administration Agreement
In connection with the Expense Support Agreement, MCC extended the term of the amended and restated investment management agreement between the Company and MCC (the “Investment Management Agreement”) and the Administration Agreement through the quarter ended December 31, 2020. In connection with the foregoing, on June 12, 2020, the Board of MCC approved an amendment to the Investment Management Agreement and an amendment to the Administration Agreement to provide, in each case, that such agreement may be terminated by the Company or MCC with 30 days’ notice, rather than 60 days’ notice.
Investments
Refer to Note 4, Investments, for information related to the Company's investments in related parties.
Exchange Agreement
Prior to the completion of the Company's IPO, Medley LLC's limited liability agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its then existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits (including the Company's one-for-ten reverse stock split of Common Stock effected on October 30, 2020), stock dividends and reclassifications.
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

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The term of the tax receivable agreement will continue until all such tax benefits under the agreement have been utilized or have expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement. There have been no transactions under this agreement through September 30, 2020.
14. EARNINGS PER CLASS A SHARE
The table below presents basic and diluted net loss per share of Class A common stock using the two-class method during the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)
Basic and diluted net loss per share:
Numerator
Net loss attributable to Medley Management Inc.	$(122)	$(516)	$(2,066)	$(770)
Less: Fair value adjustment to redeemable non-controlling interest (Note 17)	—	—	(147)	—
Less: Allocation of earnings to participating securities		8	72	1
Net loss available to Class A common stockholders	$(122)	$(508)	$(2,141)	$(769)

Denominator
Weighted average shares of Class A common stock outstanding	639,216	589,933	631,620	583,449
Net loss per share of Class A common stock	$(0.19)	$(0.86)	$(3.39)	$(1.32)
The allocation to participating securities above generally represents dividends paid or payable to holders of unvested restricted stock units which reduces net income available to common stockholders, adjusted for the impact of forfeitures in the period they are incurred.
The weighted average shares of Class A common stock is the same for both basic and diluted earnings per share as the diluted amount excludes the assumed conversion of 2,673,516 and 2,631,658 LLC Units and restricted LLC Units as of September 30, 2020 and 2019, respectively, to shares of Class A common stock, the impact of which would be antidilutive.
The following table reflects the per share dividend amounts that the Company declared on its common stock during the nine months ended September 30, 2019. There were no dividends declared during the nine months ended September 30, 2020.

Declaration Dates	Record Date	Payment Dates	Per Share

March 27, 2019	April 15, 2019	May 3, 2019	$0.30

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s condensed consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The Company's net deferred tax assets were $0.3 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively. The Company's deferred tax assets consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. The Company's deferred tax asset balance as of September 30, 2020 and December 31, 2019 is presented net of a valuation allowance of $5.2 million and $6.0 million, respectively. Deferred tax liabilities as of September 30, 2020 and December 31, 2019 were $0.8 million and $0.6 million, respectively.
The quarterly provision for income taxes is determined based on the Company’s estimated annual effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the period in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax. For the three and nine months ended September 30, 2020 and 2019, the Company was only subject to federal, state and city corporate income taxes on its pre-tax income (loss) attributable to Medley Management Inc. Due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.
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
The Company’s effective tax rate was 15.9% and 10.0% for the three months ended September 30, 2020 and 2019, respectively and 9.4% and 5.6% for the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the Company's effective tax rate was impacted by a favorable current income tax benefit of $1.6 million primarily due to provisions of the CARES Act, allowing for the carryback of net operating losses which are currently being projected for 2020. Also impacting the effective tax rate is a full valuation allowance being provided by the Company on its projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three and nine months ended September 30, 2019, the Company's effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and nine months ended September 30, 2020 and 2019. As of and during the three and nine months ended September 30, 2020 and 2019, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York State, New York City, and California.
16. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.8 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively. Such maximums aggregated to $2.3 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the Company's Co-Chief Executive Officers received guaranteed payments in the aggregate of $0.2 million and $0.8 million, respectively. Neither of the Company’s Co-Chief Executive Officers received any guaranteed payments during the three and nine months ended September 30, 2019.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Retirement Plan
The Company sponsors a defined-contribution 401(K) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages through June 30, 2020, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and nine months ended September 30, 2020, the Company's accrued contributions to the plan were less than $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2019, the Company's accrued contributions to the plan were less than $0.1 million and $0.4 million, respectively. As of September 30, 2020 and December 31, 2019 the Company's outstanding liability to the plan was $0.3 million and $0.4 million, respectively.
Stock-Based Compensation
In connection with the IPO, the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by the Company in settlement of awards may be authorized and unissued shares, shares held in the treasury of the Company, shares purchased on the market or by private purchase or a combination of the foregoing. The maximum aggregate number of awards available to be granted under the plan, as amended and adjusted for the Company's reverse stock split (Note 19), as of September 30, 2020, is 900,000, of which all or any portion may be issued as shares of Medley Management Inc.'s Class A common stock or Medley LLC's unit interests. As of September 30, 2020, there were 0.3 million awards available to be granted under the Plan.
On October 22, 2020, at the Company's 2020 Annual Meeting of Stockholders held on such date, the Company’s stockholders approved an amendment to the Plan to increase the number of awards available for issuance thereunder by 10,000 to 19,000.
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
During the three months ended September 30, 2020 and 2019, stock-based compensation was $1.1 million and $2.0 million, respectively. Stock-based compensation for the nine months ended September 30, 2020 and 2019 was $2.9 million and $5.2 million, respectively.
A summary of RSU and restricted LLC Unit activity during the nine months ended September 30, 2020 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Restricted LLC Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,971	$53.86	237,973	$38.27
Granted	118,197	4.98	41,858	20.76
Forfeited	(17,149)	31.91	—	—
Vested	(72,435)	49.54	—	—
Balance at September 30, 2020	201,584	$28.61	279,831	$35.65
The aggregate grant date fair value of RSUs vested during the nine months ended September 30, 2020 was $3.6 million. The vesting of 72,435 RSUs resulted in the issuance of 48,772 Class A common shares to employees and independent directors. The employee RSUs were net-share settled such that the Company withheld awards with the aggregate fair value equivalent to the employees' minimum statutory tax obligations in accordance with the terms of the Plan. Total employee tax obligations amounted

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to $0.2 million and payments to the appropriate taxing authorities are reflected as a financing activity on the Company's condensed consolidated statements of cash flows.
During the nine months ended September 30, 2020 and 2019, previously recognized compensation reversed relating to forfeited RSUs was $1.2 million and $1.0 million, respectively. In addition, during the nine months ended September 30, 2020 and 2019, the Company reclassified cumulative dividends of $0.4 million and $0.3 million, respectively, from retained earnings to other compensation expense as a result of such forfeitures. Unamortized compensation cost related to unvested RSUs and restricted LLC units as of September 30, 2020 was $7.4 million and is expected to be recognized over a weighted average period of 1.7 years. Such amount excludes unamortized compensation of $1.0 million relating to certain restricted LLC Units which only vest upon death, disability, termination without cause or change of control.
17. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the nine months ended September 30, 2020 and 2019 is reflected in the table below (in thousands).

	For the Nine Months Ended September 30,
	2020	2019

Balance at beginning of the period	$(748)	$23,186
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(4)	(321)
Distributions	—	(2,362)
Fair value adjustment to redeemable non-controlling interests	752	—
Balance at end of the period	$—	$20,503
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
On February 5, 2020, a termination event occurred and as a result, the Company reclassified STRF Advisors LLC s minority interest balance from redeemable non-controlling interests in the mezzanine section of its condensed consolidated balance sheet to due to former minority interest holder, net at its then current redemption value. The redemption value of the non-controlling interest was determined to be zero and was adjusted through a $0.1 million charge to accumulated deficit and a $0.6 million charge to non-controlling interests in Medley LLC. In addition, the $0.1 million adjustment to accumulated deficit reduced net loss attributable to Medley Management Inc. in the Company's calculation of earnings per share for the nine months ended September 30, 2020. There were no changes in its redemption value through September 30, 2020.
During the nine months ended September 30, 2020, net losses allocated to this redeemable non-controlling interest were less than $0.1 million. There were no net losses allocated to this redeemable non-controlling interest during the three months ended September 30, 2020. During each of the three and nine months ended September 30, 2019, net losses allocated to this redeemable non-controlling interest were less than $0.1 million. As of September 30, 2020, the balance of this redeemable non-controlling interest was zero.
Redeemable Non-Controlling Interests in Joint Venture
On June 3, 2016, the Company entered into a Master Investment Agreement with DB Med Investors to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to STRF, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the Joint Venture from seven to ten years. DB Med Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. Total contributions to the Joint Venture amounted to $53.8 million and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. On account of the preferred equity interests, DB Med Investors was entitled to receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. The Company could make a capital contribution to fund the 8% preferred distribution but was limited to one contribution in any rolling twelve month period without the prior written consent of DB Med Investors. Medley had the option, subject to certain conditions, to cause the Joint Venture to redeem the DB Med Investors’ interests in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. DB Med Investors had the right, after ten years, to redeem their interests in the Joint Venture. DB Med Investors also had the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. Upon a Put Option Trigger Event DB Med Investors have the right to exercise a put option in which they would be entitled to put their preferred interests back to the Joint Venture. The Joint Venture can satisfy the put in cash or in kind in an amount equal to the amount necessary to satisfy the Fund Share Interest Redemption Price, as defined.
Total contributions to the Joint Venture amounted to $53.8 million through September 30, 2019 and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months ended September 30, 2019, income allocated to this non-controlling interest was $1.7 million. During the nine months ended September 30, 2019, losses allocated to this non-controlling interest was $0.3 million. Distributions paid to this non-controlling interest during the three and nine months ending September 30, 2019 were $0.8 million and $2.4 million, respectively.
In October 2019, the Joint Venture did not make the 8% preferred distribution resulting in a Put Option Trigger Event. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB Med Investors that they exercised their put option rights under the amended Master Investment Agreement (the “Agreement”). In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to DB Med Investors (Note 11), a component of accounts payable, accrued expenses and other liabilities, at its then fair value. As a result of this reclassification, there was no redeemable non-controlling interest balance at December 31, 2019 or periods ended thereafter.
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
19. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q, other than those events disclosed elsewhere in the condensed consolidated financial statements, or would be required to be recognized in the condensed consolidated financial statements as of and for the nine months ended September 30, 2020.
Reverse Stock Split
As authorized by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders (the “Annual Meeting”), the Company implemented a reverse stock split of the Company’s Common Stock at a ratio of 1-for-10. Effective as of 5:00 p.m., Eastern Time, on Friday, October 30, 2020 (the “Effective Time”), each ten (10) shares of Class A Common Stock issued and outstanding, immediately prior to the Effective Time, were converted into one (1) share of Class A Common Stock. Cash was paid in lieu of issuing fractional shares. A reverse stock split of the Class B Common Stock was also implemented simultaneously at the same ratio. The primary reason for implementing the reverse stock split was to increase the market price per share of the Company's Class A Common Stock in order to regain compliance with the NYSE’s continued listing criteria under the exchange’s minimum bid price rule. The Class A Common Stock began trading on a split-adjusted basis on the NYSE beginning with the open on Monday, November 2, 2020. The Class A Common Stock has a new CUSIP number, 58503T205, although the trading symbol for the Class A Common Stock remains "MDLY".
Also as authorized by the stockholders at the Annual Meeting, the Company implemented simultaneously with the reverse stock split, a reduction in the number of authorized shares of all classes of the Company's capital stock, including a reduction in the number of authorized shares of Class A Common Stock from 3,000,000,000 shares to 5,000,000 shares, a reduction in the number of authorized shares of Class B Common Stock from 1,000,000 shares to 1,000 shares, and a reduction in the number of authorized shares of Preferred Stock from 300,000,000 shares to 1,000,000 shares.

Medley Management Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying consolidated financial statements and related notes give retroactive effect to this reverse stock split and reduction in the number of authorized share amounts.

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
We manage two permanent capital vehicles, which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC and SIC have a total AUM of $1.1 billion as of September 30, 2020.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.3 billion as of September 30, 2020.
As of September 30, 2020, we had $3.4 billion of AUM, $1.1 billion in permanent capital vehicles and $2.3 billion in long-dated private funds and SMAs. Our AUM as of September 30, 2020 declined by 20% year-over-year, which was driven primarily by distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2020 was 13% and our compounded annual Fee Earning AUM growth rate was 6%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of September 30, 2020, we had $1.7 billion of Fee Earning AUM which consisted of $1.0 billion in permanent capital vehicles and $0.7 billion in long-dated private funds and SMAs. Our Fee Earning AUM as of September 30, 2020 declined by 28% year-over-year which was driven primarily by changes in fund values and capital reductions resulting from debt repayments and distributions. Typically, the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
In general, our institutional investors do not have the right to withdraw capital commitments and, to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors – Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
For the three and nine months ended September 30, 2020, 75% and 80%, respectively, of our revenues were generated from management fees.
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
Reverse Stock Split
We effected a reverse stock split at a ratio of 1-for-10 of all classes of our common stock (“Common Stock”), effective as of 5:00 p.m. on October 30, 2020. As a result of the reverse stock split, each ten shares of the outstanding Common Stock were combined into one share of the respective class of Common Stock without any change to the par value per share. Simultaneously with the reverse stock split, we implemented a reduction in the number of authorized shares of all classes of the Company's capital stock, including a reduction in the number of authorized shares of Class A Common Stock from 3,000,000,000 shares to 5,000,000 shares, a reduction in the number of authorized shares of Class B Common Stock from 1,000,000 shares to 1,000 shares, and a reduction in the number of authorized shares of Preferred Stock from 300,000,000 shares to 1,000,000 shares. No fractional shares were issued as a result of the Reverse Stock Split.
Unless otherwise noted, all share and per share information, including LLC Units (as defined below) and awards under our Omnibus Plan included in this quarterly report on Form 10-Q has been retrospectively adjusted to reflect this Reverse Stock Split.
Reorganization and Initial Public Offering
Medley Management Inc. (“MDLY”) was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon the completion of its IPO of its Class A common stock. We raised $100.4 million, net of underwriting discounts, through the issuance of 6,000 shares of Class A common stock. The offering proceeds were used to purchase 6,000 newly issued LLC Units from Medley LLC. Prior to the IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
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
In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 2,333,333 interests held by the pre-IPO members into a single new class of units. The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.
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
Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 10 issued and outstanding shares of our Class B common stock. For so long as our pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial

Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. If at any time the ratio at which LLC Units are exchangeable for shares of our Class A common stock changes from one-for-one as set forth in the Exchange Agreement, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of November 12, 2020:

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
Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $1.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million for each of the nine months ended September 30, 2020 and 2019.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three and nine months ended September 30, 2020, the domestic credit and equity markets exhibited significant volatility, primarily due to the impact of COVID-19. Across the lending spectrum, year over year loan issuances decreased, driven primarily by reduced merger and acquisition activity and increased volatility and uncertainty due to impacts from COVID-19. As our platform provides us the ability to lend across the capital structure and at varying interest rates, our firm may have access to a larger borrower subset during periods of heightened volatility.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the three and nine months ended September 30, 2020, the Company received carried interest distributions of $0.1 million and $0.2 million, respectively. Prior to these distributions, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which had been fully liquidated as of December 31, 2019. In addition to the receipt of these distributions, the Company has also received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2020 and December 31, 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020 our Co-Chief Executive Officers received an aggregate of $0.2 million and $0.8 million, respectively, of guaranteed payments. Neither of our Co-Chief Executive Officers received any guaranteed payments during the three and nine months ended September 30, 2019.
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
Pro-Forma Weighted Average Shares Outstanding. The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 2,673,516 and 2,631,658 vested and unvested LLC Units for 2,673,516 and 2,631,658 shares of Class A common stock at the beginning of each of the periods ended in 2020 and 2019, respectively.
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
Core Net Income Margin. Core Net Income Margin equals Core Net Income Per Share divided by total revenue per share.

Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(1,696)	$(3,312)	$(15,854)	$(4,848)
Net loss per Class A common stock	$(0.19)	$(0.86)	$(3.39)	$(1.32)
Net Income Margin (1)	(20.4)%	(28.7)%	(64.0)%	(12.7)%
Weighted Average Shares - Basic and Diluted	639,216	589,933	631,620	583,449

Non-GAAP Data:
Core Net Income (Loss)	$(837)	$(987)	$(10,749)	$378
Core EBITDA	$1,677	$2,123	$(3,259)	$9,830
Core Net Income (Loss) Per Share	$(0.16)	$(0.18)	$(1.88)	$0.13
Core Net Income Margin	(7.0)%	(5.4)%	(26.5)%	1.2%
Pro-Forma Weighted Average Shares Outstanding	3,560,303	3,450,758	3,495,108	3,333,909

Other Data (at period end, in millions):
AUM	$3,408	$4,271	$3,408	$4,271
Fee Earning AUM	$1,670	$2,320	$1,670	$2,320

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM for the three months ending September 30, 2020.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, June 30, 2020	$1,156	$2,439	$3,595	32%	68%
Commitments (1)	—	—	—
Capital reductions (2)	(66)	(113)	(179)
Distributions (3)	—	(18)	(18)
Change in fund value (4)	25	(15)	10
Ending balance, September 30, 2020	$1,115	$2,293	$3,408	33%	67%

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
AUM decreased by $187.0 million to $3.4 billion as of September 30, 2020 compared to June 30, 2020. Our permanent capital vehicles decreased AUM by $41.0 million as of September 30, 2020 and our long-dated private funds and SMAs decreased AUM by $146.0 million as of September 30, 2020 in each case as compared with June 30, 2020.
The table below provides the roll forward of AUM for the nine months ending September 30, 2020.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,548	$2,574	$4,122	38%	62%
Commitments (1)	(33)	(12)	(45)
Capital reductions (2)	(234)	(164)	(398)
Distributions (3)	(21)	(66)	(87)
Change in fund value (4)	(145)	(39)	(184)
Ending balance, September 30, 2020	$1,115	$2,293	$3,408	33%	67%

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
AUM decreased by $714.0 million to $3.4 billion as of September 30, 2020 compared to December 31, 2019. Our permanent capital vehicles decreased AUM by $433.0 million as of September 30, 2020 and our long-dated private funds and SMAs decreased AUM by $281.0 million as of September 30, 2020 in each case as compared with December 31, 2019.

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
Components of Fee Earning AUM

	As of
	September 30, 2020	December 31, 2019

	(in millions)
Fee earning AUM based on gross asset value	$995	$1,361
Fee earning AUM based on invested capital, NAV or capital commitments	675	777
Total fee earning AUM	$1,670	$2,138
As of September 30, 2020, fee earning AUM based on gross asset value decreased by $366 million, compared to December 31, 2019. The decrease was due primarily to changes in fund value, distributions and debt repayments representing capital reductions.
Fee earning AUM based on invested capital, NAV or capital commitments as of September 30, 2020 decreased by $102 million compared to December 31, 2019. The decrease was primarily due to the return of portfolio investment capital to the respective funds.
The table below presents the roll forward of fee earning AUM for the three months ending September 30, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, June 30, 2020	$983	$674	$1,657	59%	41%
Commitments (1)	—	25	25
Capital reduction(2)	(14)	—	(14)
Distributions (3)	—	(14)	(14)
Change in fund value (4)	26	(10)	16
Ending balance, September 30, 2020	$995	$675	$1,670	60%	40%

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
Total fee earning AUM increased by $13 million to $1.7 billion as of September 30, 2020 compared to June 30, 2020, due primarily to permanent reductions in leverage during the period.

The table below presents the roll forward of fee earning AUM for the nine months ending September 30, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2019	$1,361	$777	$2,138	64%	36%
Commitments (1)	(91)	59	(32)
Capital reduction(2)	(106)	—	(106)
Distributions (3)	(21)	(90)	(111)
Change in fund value (4)	(148)	(71)	(219)
Ending balance, September 30, 2020	$995	$675	$1,670	60%	40%

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

Total fee earning AUM decreased by $468 million, or 22%, to $1.7 billion as of September 30, 2020 compared to December 31, 2019, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 461 investments and have invested a total of $2.6 billion. As of September 30, 2020, fee earning AUM was $689 million. The performance for SIC as of September 30, 2020 is summarized below:

Annualized Net Total Return(1)	1.0%
Annualized Realized Losses on Invested Capital	1.6%
Average Recovery(3)	56.0%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 258 investments and have invested a total of $2.2 billion. As of September 30, 2020, fee earning AUM was $306 million. The performance for MCC as of September 30, 2020 is summarized below:

Annualized Net Total Return(2)	(5.8)%
Annualized Realized Losses on Invested Capital	3.3%
Average Recovery(3)	35.0%

Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $979 million. As of September 30, 2020, fee earning AUM was $81 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.1%
Net Investor Internal Rate of Return(5):	1.2%
Annualized Realized Losses on Invested Capital:	3.5%
Average Recovery(3):	38.8%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 54 investments and have invested a total of $219 million. As of September 30, 2020, fee earning AUM was $61 million. The performance for MOF III as of September 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.6%
Net Investor Internal Rate of Return(5):	4.8%
Annualized Realized Losses on Invested Capital:	0.4%
Average Recovery[3]:	41.6
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 251 investments and have invested a total of $1.3 billion. As of September 30, 2020, fee earning AUM in our SMAs was $429 million. The aggregate performance of our SMAs as of September 30, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	6.3%
Net Investor Internal Rate of Return(6):	5.1%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	32.5%
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
The performance of Aspect, Aspect-B, MCOF, STRF and MOF III Offshore as of September 30, 2020 is not meaningful given the funds' limited capital invested to date.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2020. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. Our consolidated results of operations have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except AUM data)
Revenues
Management fees (there were no Part I incentive fees during the periods presented)	$6,275	$9,607	$19,807	$30,728
Other revenues and fees	1,635	2,621	6,269	7,731
Investment income (loss):
Carried interest	(3)	(142)	83	651
Other investment income (loss), net	419	(550)	(1,384)	(922)
Total Revenues	8,326	11,536	24,775	38,188

Expenses
Compensation and benefits	4,040	7,090	17,119	22,069
General, administrative and other expenses	3,599	5,403	11,682	12,763
Total Expenses	7,639	12,493	28,801	34,832

Other Income (Expense)
Dividend income	—	182	137	942
Interest expense	(2,535)	(2,874)	(7,950)	(8,646)
Other (expenses) income, net	(167)	1,768	(5,592)	(641)
Total Other Expenses, Net	(2,702)	(924)	(13,405)	(8,345)
Loss before income taxes	(2,015)	(1,881)	(17,431)	(4,989)
Benefit from income taxes	(320)	(188)	(1,637)	(281)
Net Loss	(1,695)	(1,693)	(15,794)	(4,708)
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1	1,619	60	140
Net loss attributable to non-controlling interests in Medley LLC	(1,574)	(2,796)	(13,788)	(4,078)
Net Loss Attributable to Medley Management Inc.	$(122)	$(516)	$(2,066)	$(770)

Other data (at period end, in millions):
AUM	$3,408	$4,271	$3,408	$4,271
Fee earning AUM	$1,670	$2,320	$1,670	$2,320

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues
Management Fees. Total management fees decreased by $3.3 million, or 35%, to $6.3 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

•
Our management fees from permanent capital vehicles decreased by $2.5 million, or 39%, during the three months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations. In addition, in accordance with the Expense Support Agreement we entered into with MCC on June 12, 2020, we recorded expenses of $0.4 million which is being reported as a reduction to management fees for the three months ended September 30, 2020.

•
Our management fees from long-dated private funds and SMAs decreased by $1.1 million, or 38%, during the three months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees as a result of a decrease in fee earning assets under management driven by distributions and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $1.0 million, or 38%, to $1.6 million during the three months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower administration fees for services provided to our permanent capital vehicles.
Investment Income (Loss). Investment income increased by approximately $1.1 million to net investment income of $0.4 million during the three months ended September 30, 2020 compared to the same period in 2019. The increase was due primarily to income from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $3.1 million, or 43%, to $4.0 million for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.8 million, or 33%, to $3.6 million during three months ended September 30, 2020 compared to the same period in 2019. The decrease was due primarily to a decrease in professional fees, primarily driven by lower costs associated with our terminated merger with Sierra, and a general decrease in total expenses as a result of headcount reduction.
Other Income (Expense)
Dividend Income. There was no dividend income during the three months ended September 30, 2020 compared to dividend income of $0.2 million during the same period in 2019. The decrease was due to us no longer holding any shares of MCC and SIC temporarily suspending its dividend during the three months ended September 30, 2020.
Interest Expense. Interest expense decreased by $0.3 million, or 12%, to $2.5 million during the three months ended September 30, 2020 compared to the same period in 2019. The decrease was due primarily to SIC temporary suspending its dividend during the three months ended June 30, 2020, resulting in lower interest being due on our non-recourse promissory notes. Interest on the promissory notes is paid monthly and is equal, in part, to the dividends received by us related to the pledged shares of SIC.
Other Income (Expenses), net. Other expenses, net decreased by $1.9 million to $0.2 million during the three months ended September 30, 2020 compared to the same period in 2019. During the three months ended September 30, 2019 we recorded a $2.0 million unrealized gain on shares held of MCC. During the three months ended September 30, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in the period. During the three months ended September 30, 2019, all of the unrealized losses on shares held of MCC were allocated to redeemable non-controlling interests in consolidated subsidiaries, which did not have any impact on the net income (loss) attributed to Medley Management Inc. and non-controlling interests in Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 15.9% and 10.0% for the three months ended September 30, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income or losses allocated to certain redeemable non-controlling interests, which are not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. Our 2020 effective tax rate was also impacted favorably as a result of the provisions of the CARES Act, which allows us to carryback net operating losses which are currently being projected for 2020, offset in part, by a true-up of a return to provision adjustment. Also impacting the effective tax rate is a full valuation allowance on our projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the three months ended September 30, 2019, our effective tax rate was impacted primarily by gains allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $1.6 million to less than $0.1 million for the three months ended September 30, 2020 as compared to the same period 2019. The decrease was due primarily to the allocation of unrealized gains on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries for the three months ended September 30, 2019, whose interests were redeemed in April 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues
Management Fees. Total management fees decreased by $10.9 million, or 36%, to $19.8 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

•
Our management fees from permanent capital vehicles decreased by $1.7 million, or 12%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations. The decline in management fees was also due in part to $0.7 million of expenses recorded under an Expense Support Agreement we entered into with MCC on June 12, 2020, as these expenses are reported as a reduction to management fees for the nine months ended September 30, 2020.

•
Our management fees from long-dated private funds and SMAs decreased by $0.3 million, or 5%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees as a result of a decrease in fee earning assets under management driven by investment realizations, distributions and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $1.5 million, or 19%, to $6.3 million during the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower administration fees for services provided to our permanent capital vehicles as well a decline in loan closing fees.
Investment Income (Loss). Investment loss, net increased by approximately $1.0 million to a net investment loss of $1.3 million during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was due to losses from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses decreased by $5.0 million, or 22%, to $17.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses, offset in part, by an increase in severance expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.1 million, or 8%, to $11.7 million during nine months ended September 30, 2020 compared to the same period in 2019. The decrease was due primarily to lower travel, office expense and expenses associated with our previously consolidated fund in 2019 of $0.4 million. This decrease was offset in part by an increase in professional fees, primarily driven by costs associated with our terminated merger with Sierra.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.8 million to $0.1 million during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was due to us no longer holding any shares of MCC in 2020 and SIC temporary suspending its dividend for the periods commencing April 1, 2020 through September 30, 2020.

Interest Expense. Interest expense decreased by $0.7 million, or 8%, to $8.0 million during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was due primarily to SIC temporary suspending its dividend effective April 1, 2020 through September 30, 2020, resulting in lower interest being due on our non-recourse promissory notes. Interest on the promissory notes is paid monthly and is equal, in part, to the dividends received by us related to the pledged shares of SIC.
Other Income (Expenses), net. Other expenses, net increased by $5.0 million to $5.6 million during the nine months ended September 30, 2020 compared to the same period in 2019. This increase was due primarily to the revaluation of our revenue share payable during the nine months ended September 30, 2020, offset in part by a $0.5 million unrealized loss on MCC shares recorded during the nine months ended June 30, 2019. During the nine months ended September 30, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in that period.
Provision for Income Taxes
Our effective income tax rate was 9.4% and 5.6% for the nine months ended September 30, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which ae not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. During the nine months ended September 30, 2020, our effective tax rate was impacted by a favorable current income tax benefit of $1.7 million primarily due to provisions of the CARES Act, allowing for the carryback of net operating losses which are currently being projected for 2020. Also impacting the effective tax rate is a full valuation allowance on our projected annual net deferred tax assets as well as losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes. During the nine months ended September 30, 2019, our effective tax rate was impacted primarily by losses allocated to non-controlling interests which are not subject to subject to federal, state and city corporate income taxes, as well as, discrete items associated with the vesting of restricted LLC Units and payment of dividend equivalent payments on restricted stock units.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $0.1 million to $0.1 million for the nine months ended September 30, 2020 as compared to the same period 2019. The decrease was due primarily to the allocation of unrealized gains on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries during the nine months ended September 30, 2019, whose interests were redeemed in April 2020, offset by an allocation of income to minority interests in certain of our carried interest vehicles during the nine months ended September 30, 2020.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to Medley Management Inc.	$(122)	$(516)	$(2,066)	$(770)
Net loss attributable to non-controlling interests in Medley LLC	(1,574)	(2,796)	(13,788)	(4,078)
Net loss attributable to Medley Management Inc. and non-controlling interests in Medley LLC	$(1,696)	$(3,312)	$(15,854)	$(4,848)
Reimbursable fund startup expenses	—	22	1	283
IPO date award stock-based compensation	—	282	—	555
Expenses associated with strategic initiatives	992	2,070	3,519	3,486
Other non-core items:
Severance expense	(14)	200	2,103	1,462
Other (1)	—	—	120	—
Income tax expense on adjustments	(119)	(249)	(638)	(560)
Core Net Income (Loss)	$(837)	$(987)	$(10,749)	$378
Interest expense	2,535	2,874	7,950	8,647
Income taxes	(201)	61	(999)	278
Depreciation and amortization	180	175	539	527
Core EBITDA	$1,677	$2,123	$(3,259)	$9,830

Core Net Income (Loss) Per Share	$(0.16)	$(0.18)	$(1.88)	$0.13

Pro-Forma Weighted Average Shares Outstanding (2)	3,560,303	3,450,758	3,495,108	3,333,909

(1)	During the nine months ended September 30, 2020, other items include an impairment loss on one of our investments.

(2)
The calculation of Pro-Forma Weighted Average Shares Outstanding assumes the conversion by the pre-IPO holders of up to 2,673,516 and 2,631,658 vested and unvested LLC Units for 2,673,516 and 2,631,658 shares of Class A common stock at the beginning of each of the periods ended 2020 and 2019, respectively, as well as the vesting of the weighted average number of restricted stock units granted to employees and directors during each of the periods presented. Refer to the following chart for the weighted average shares used to calculate Core Net Income Per Share for each of the periods presented in the table above.

The calculation of Core Net Income Per Share is presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)
Numerator
Core Net Income (Loss)	$(837)	$(987)	$(10,749)	$378
Add: Income taxes	(201)	61	(999)	278
Pre-Tax Core Net Income (Loss)	$(1,038)	$(926)	$(11,748)	$656

Denominator
Class A common stock	639,216	589,933	631,620	583,449
Conversion of LLC Units and restricted LLC Units to Class A common stock	2,673,516	2,631,664	2,655,031	2,538,974
Restricted stock units	247,571	229,161	208,457	211,486
Pro-Forma Weighted Average Shares Outstanding	3,560,303	3,450,758	3,495,108	3,333,909
Pre-Tax Core Net Income (Loss) Per Share	$(0.29)	$(0.27)	$(3.36)	$0.20
Less: corporate income taxes per share (1)	0.13	0.09	1.48	(0.07)
Core Net Income (Loss) Per Share	$(0.16)	$(0.18)	$(1.88)	$0.13

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income Margin	(20.4)%	(28.7)%	(64.0)%	(12.7)%
Reimbursable fund startup expenses (1)	—%	0.2%	—%	0.7%
IPO date award stock-based compensation (1)	—%	2.4%	—%	1.5%
Expenses associated with strategic initiatives (1)	11.9%	17.9%	14.2%	9.1%
Other non-core items: (1)
Severance expense	(0.2)%	1.7%	8.5%	3.8%
Other	—%	—%	0.5%	—%
Provision for income taxes (1)	(3.8)%	(1.6)%	(6.6)%	(0.7)%
Corporate income taxes (2)	5.5%	2.7%	20.9%	(0.6)%
Core Net Income Margin	(7.0)%	(5.4)%	(26.5)%	1.2%

(1)	Adjustments to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC to calculate Core Net Income are presented as a percentage of total revenue.

(2)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 44.0% and 33.0% for the three and nine months ended September 30, 2020 and 2019, respectively. The rate differential in 2020 from 2019 is attributed to the tax benefit from the CARES Act which allows for the current year carryback of net operating losses to years in which the Federal rate was 34.0% rather than the current rate of 21.0%.

Liquidity and Capital Resources
Our primary cash flow activities involve generating cash flow from operations, which largely includes management fees; and interest payments and repayments on our outstanding debt. As of September 30, 2020, we had $6.0 million in cash and cash equivalents. Our material source of cash from our operations is management fees, which are collected quarterly. Market conditions resulting from the continuing COVID-19 pandemic may impact our liquidity, as management fees may be impacted by declines or write downs in valuations, a slowdown or decline in deployment, or our ability to fund raise.
We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, and debt service costs. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves, we will continue to assess our liquidity needs.
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
As of September 30, 2020, our outstanding senior unsecured debt balance was $119.0 million, and is reflected net of unamortized discount, premium and debt issuance costs of $3.6 million.
See Note 8, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information on the 2026 and the 2024 Notes.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on December 31, 2020.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Nine Months Ended September 30,
	2020	2019

	(in thousands)
Statements of cash flows data
Net cash (used in) provided by operating activities	$(1,801)	$1,290
Net cash (used in) provided by investing activities	(460)	182
Net cash used in financing activities	(2,249)	(7,566)
Net decrease in cash and cash equivalents	$(4,510)	$(6,094)

Operating Activities
Our net cash outflow from operating activities was $1.8 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, net cash used in operating activities was attributed to a net loss of $15.8 million, non-cash adjustments of $9.0 million and a net increase in operating assets and liabilities of $5.0 million.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the nine months ended September 30, 2020, cash used in investing activities was attributed to a decrease in cash a result of the deconsolidation of STRF whose cash balance as of the date of deconsolidation was $0.4 million.
Financing Activities
Our financing activities generally reflect cash used to make distributions to non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and make payments of tax withholdings related to net share settlement of restricted stock units. During the nine months ended September 30, 2020, cash used in financing activities consisted of (i) distributions to non-controlling interests and redeemable non-controlling interests of $0.5 million, (ii) payments to a former minority interest holder of $1.6 million and (iii) payments of tax withholdings related to net share settlement of restricted stock units of $0.1 million.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, and (iv) realizations on our investments. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees, (v) fund capital expenditures, and (vi) pay income taxes.
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
See Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of our commitments and contingencies.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2020.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,526	$5,146	$608	$—	$8,280
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	2,050	6,000	—	—	8,050
Revenue share payable	781	1,103	703	4,705	7,292
Capital commitments to funds (4)	256	—	—	—	256
Total	$15,613	$12,249	$70,311	$58,300	$156,473

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

Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2020, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of September 30, 2020, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2020, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.8 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of September 30, 2020, we calculated approximately a $0.3 million and $1.3 million increase in management fees for the three and nine months ended September 30, 2020, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of September 30, 2020, we calculated approximately a $0.5 million and $1.6 million decrease in management fees for the three and nine months ended September 30, 2020, respectively.
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
We have not recognized any performance fees during the three and nine months ended September 30, 2020. No performance fees would be recognized by an incremental 10% short-term increase or decrease in the fair value of investments held by our separately management accounts.
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
As such, based on an incremental 10% short-term increase or decrease in fair value of the investments in our permanent capital vehicles as of September 30, 2020, we calculated no change in Part I and II incentive fees for the three and nine months ended September 30, 2020. We did not earn any Part I or Part II incentive fees during the three and nine months months ended September 30, 2020.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of September 30, 2020, we calculated approximately a $2.4 million increase in carried interest for the nine months ended September 30, 2020. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of September 30, 2020, we calculated approximately a $51 thousand decrease in carried interest for the nine months ended September 30, 2020.
Interest Rate Risk
As of September 30, 2020, we had $136.2 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our condensed consolidated financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. On October 16, 2020, the parties agreed to a settlement of all claims arising in connection with the Hugh Miller matter, the MVF Derivative Action and the MVF chapter 11 proceedings. The settlement was read into the record on October 16, 2020 at a hearing in the MVF Derivative Action. The settlement is binding, subject to bankruptcy court approval in the MVF bankruptcy proceedings. A hearing to approve the settlement is scheduled for November 30, 2020. Pursuant to the settlement, subject to bankruptcy court approval, the Lenders will pay the plaintiffs a total of $5 million. All of the $5 million is being funded by the insurance carriers for the Lenders pro rata based on their participation in the original loan to MVF.
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (the “Medley Defendants”) were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”).
On October 26, 2020, Medley Opportunity Fund II LP and Medley Capital Corporation were served with a new complaint in a putative class action lawsuit captioned Charles P. McDaniel v. Mark Curry, American Web Loan, Inc., Red Stone, Inc., Medley

Opportunity Fund II LP, and Medley Capital Corporation, filed October 22, 2020, in the Circuit Court of Ohio County, West Virginia, as Case No. 20-C-169 (the “West Virginia Class Action”)(together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”).
The plaintiffs in the Virgina and Pennsylvania Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The plaintiff in the West Virginia Class Action Complaint filed his putative class action alleging claims arising West Virginia state law’s regulating interest rates and other fees in connection with consumer lending activities.
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
On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). The Settlement Agreement was subject to court approval. At a hearing on November 4, 2020, the court denied the plaintiffs’ motion to approve the settlement and ordered the parties to mediation in front of Judge Novak of the Eastern District of Virginia in December of 2020.
On October 29, 2020, the parties to the Pennsylvania Class Action reached a settlement pursuant to which AWL agreed to make a payment to the plaintiffs and to forgive loans that they owed AWL. The Medley Defendants obtained a full release and bore none of the settlement amount. The Pennsylvania Class Action was dismissed with prejudice on November 2, 2020.
The Medley Defendants and the other defendants believe the alleged claims asserted in the Virginia Class Action and the West Virginia putative class action are without merit and they are defending these lawsuits vigorously.
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

Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K for fiscal year ended December 31, 2019, filed with the SEC on March 27, 2020, which is accessible on the SEC's website at www.sec.gov. Other than the items disclosed herein, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in Part I., Item 1A. of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Medley Management Inc. implementing the Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on October 22, 2020).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Medley Management Inc. implementing the Authorized Share Reduction (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on October 22, 2020).

3.4	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

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

10.1	Separation Agreement, dated August 13, 2020 between Medley LLC and John Fredericks†

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MEDLEY MANAGEMENT INC.
(Registrant)

Date: November 16, 2020	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.